Form 10-K405
period 1997-06-30
ENERGY CORP OF AMERICA
filed 1997-11-03
CIK 32880

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM  10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

   PURSUANT TO SECTION 15D-2, THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO     .
                                                             -----   ----

                      Commission file number: 333-29001-01

                         ENERGY CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                            WEST VIRGINIA 84-1235822
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                      4643 SOUTH ULSTER STREET, SUITE 1100
                             DENVER, COLORADO 80237
                    (Address of principal executive offices)
                                 (and zip code)

                                 (303) 694-2667
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes     X*       No
                                   ----------      ----------

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on
                                August 13, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
                      amendment to this Form 10-K.   X

  Aggregate market value of the voting stock held by non-affiliates of the
                               Registrant:  N/A

 The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at June 30, 1997 was 665,882 shares.

                   Documents incorporated by reference:  None

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

                                                                  Page
FINANCIAL STATEMENTS:

   Independent Auditors' Report                                    1

   Consolidated Balance Sheets                                     2

   Consolidated Statements of Operations                           4

   Consolidated Statements of Stockholders' Equity                 5

   Consolidated Statements of Cash Flows                           6

   Notes to Consolidated Financial Statements                      7

FINANCIAL STATEMENT SCHEDULES:

   Schedule I - Condensed Financial Information of Registrant     32

   Schedule II - Valuation and Qualifying Accounts                36

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedules listed in the accompanying Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
September 15, 1997

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996
(Amounts in Thousands)
--------------------------------------------------------------------------------


ASSETS                                                            1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                                    $  20,814    $  14,197
                                                               ---------    ---------
  Accounts receivable:
    Utility gas and transportation                                19,168       23,317
    Gas marketing and pipeline                                     5,705        8,931
    Oil and gas sales                                              7,507        6,875
    Other                                                          7,203        6,423
                                                               ---------    ---------
                                                                  39,583       45,546
    Less allowance for doubtful accounts                          (1,660)      (1,744)
                                                               ---------    ---------
                                                                  37,923       43,802

  Gas in storage, at average cost                                 12,810       12,457
  Income taxes receivable                                          1,392        3,242
  Deferred income taxes                                            3,307        6,337
  Prepaid and other current assets                                 3,947        3,860
                                                               ---------    ---------

        Total current assets                                      80,193       83,895
                                                               ---------    ---------

NET PROPERTY, PLANT AND EQUIPMENT                                313,971      339,793
                                                               ---------    ---------

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization of
    $452 and $1,144, respectively                                  9,956        8,198
  Notes receivable                                                 5,875        4,219
  Notes receivable - related party                                 1,428        1,528
  Deferred utility charges                                        18,259       16,302
  Deferred income taxes                                                         1,357
  Other                                                            5,075        6,212
                                                               ---------    ---------

        Total other assets                                        40,593       37,816



                                                               ---------    ---------
TOTAL                                                          $ 434,757    $ 461,504
                                                               =========    =========


See notes to consolidated financial statements.                     (Continued)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996
(Amounts in Thousands)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                              1997         1996

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  31,046    $  39,798
  Current portion of long-term debt                                   55       10,051
  Short-term debt                                                 15,724        8,392
  Funds held for future distribution                               6,014        5,191
  Accrued taxes, other than income                                 7,774        3,743
  Overrecovered gas costs                                          9,650       11,778
  Other current liabilities                                        9,400       12,948
                                                               ---------    ---------

        Total current liabilities                                 79,663       91,901

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION:
  Long-term debt                                                 260,089      254,647
  Gas delivery obligation and deferred trust revenue              18,580       21,473
  Deferred income taxes                                           32,018       37,694
  Other long-term obligations                                     14,000       15,521
                                                               ---------    ---------

        Total liabilities                                        404,350      421,236
                                                               ---------    ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  1,809        2,718
                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    714 and 711 shares issued in 1997 and 1996, respectively         714          711
  Additional paid-in capital                                       4,221        4,086
  Retained earnings                                               27,249       34,099
  Treasury stock and notes receivable arising from issuance
    of common stock                                               (3,435)      (1,371)
  Cumulative foreign currency translation adjustment                (151)          25
                                                               ---------    ---------

        Stockholders' equity - net                                28,598       37,550
                                                               ---------    ---------

TOTAL                                                          $ 434,757    $ 461,504
                                                               =========    =========


See notes to consolidated financial statements.                     (Concluded)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995 (Amounts in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                         1997         1996         1995
REVENUES:
  Utility gas sales and transportation                                 $ 173,463    $ 182,929
  Gas marketing and pipeline sales                                       152,720      146,398    $ 103,015
  Oil and gas sales                                                       33,253       31,940       29,277
  Well operations and service revenues                                    14,198       14,003        3,955
  Contract settlement and other                                              306          524        9,247
                                                                       ---------    ---------    ---------
                                                                         373,940      375,794      145,494
                                                                       ---------    ---------    ---------

COSTS AND EXPENSES:
  Utility gas purchased                                                  100,774       95,157
  Gas marketing and pipeline cost of sales                               144,006      138,067      100,251
  Field operating expenses                                                20,874       21,796       11,510
  Utility operations and maintenance                                      21,320       23,841
  General and administrative                                              22,644       23,967        6,689
  Taxes, other than income                                                16,094       16,165        1,560
  Depletion, depreciation and amortization of oil and gas properties       8,325        9,204        9,763
  Depreciation of pipelines, other property and equipment                 10,719        9,613        2,278
  Exploration and impairment                                              10,121        6,756          281
                                                                       ---------    ---------    ---------
                                                                         354,877      344,566      132,332
                                                                       ---------    ---------    ---------
        Income from operations                                            19,063       31,228       13,162
                                                                       ---------    ---------    ---------

OTHER (INCOME) AND EXPENSE:
  Interest                                                                23,817       23,782        9,244
  Gain on sale of assets                                                  (8,304)      (3,934)        (279)
  Other                                                                     (586)          93         (133)
                                                                       ---------    ---------    ---------
                                                                          14,927       19,941        8,832
                                                                       ---------    ---------    ---------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
   EXTRAORDINARY LOSS                                                      4,136       11,287        4,330

PROVISION FOR INCOME TAXES                                                 1,966        3,274        2,710
                                                                       ---------    ---------    ---------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY LOSS                     2,170        8,013        1,620

MINORITY INTEREST                                                            152          193          435
                                                                       ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY LOSS                                           2,018        7,820        1,185

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
   (NET OF INCOME TAX BENEFIT OF $4,233)                                   7,861
                                                                       ---------    ---------    ---------

NET INCOME (LOSS)                                                      $  (5,843)   $   7,820    $   1,185
                                                                       =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item                                     $    2.99    $   11.02    $    1.67
  Extraordinary loss                                                      (11.66)
                                                                       ---------    ---------    ---------

Net income (loss)                                                      $   (8.67)   $   11.02    $    1.67
                                                                       =========    =========    =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                        674          710          710
                                                                       =========    =========    =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995 (Amounts in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                                                                     NOTES
                                                                                    RECEIVED       CUMULATIVE
                                                 ADDITIONAL                           FROM          FOREIGN
                                        COMMON    PAID-IN  RETAINED   TREASURY     ISSUANCE OF      CURRENCY      STOCKHOLDERS'
                                         STOCK    CAPITAL  EARNINGS    STOCK        COMMON STOCK   TRANSLATION    EQUITY, NET
Balance, June 30, 1994                     $ 704   $ 3,805  $ 27,008   $     (7)       $ (269)                      $ 31,241

  Net income                                                   1,185                                                   1,185
  Cash dividends ($0.645 per share)                             (457)                                                   (457)
  Exercise of employee stock
    options for notes receivable               4       156                               (160)
  Purchase of treasury stock                                               (482)           32                           (450)
  Reduction of notes receivable                                                            94                             94
                                           -----   -------  --------   --------        ------          ------       --------

Balance, June 30, 1995                       708     3,961    27,736       (489)         (303)                        31,613

  Net income                                                   7,820                                                   7,820
  Cash dividends ($2.10 per share)                            (1,457)                                                 (1,457)
  Exercise of employee stock options           3       125                                                               128
  Purchase of treasury stock                                               (632)                                        (632)
  Reduction of notes receivable                                                            53                             53
  Adjustment for foreign currency
    translation                                                                                        $   25             25
                                           -----   -------  --------   --------        ------          ------       --------

Balance, June 30, 1996                       711     4,086    34,099     (1,121)         (250)             25         37,550

  Net loss                                                    (5,843)                                                 (5,843)
  Cash dividends ($1.50 per share)                            (1,007)                                                 (1,007)
  Exercise of employee stock options
    for notes receivable                       3       125                               (128)
  Issuance of common stock                              10                                 (8)                             2
  Purchase of treasury stock                                             (2,054)                                      (2,054)
  Reduction of notes receivable                                                           126                            126
  Adjustment for foreign currency
    translation                                                                                          (176)          (176)
                                           -----   -------  --------   --------        ------          ------       --------

Balance, June 30, 1997                     $ 714   $ 4,221  $ 27,249   $ (3,175)       $ (260)         $ (151)      $ 28,598
                                           =====   =======  ========   ========        ======          ======       ========


See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                           1997         1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  (5,843)   $   7,820    $   1,185
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interest                                                        152          193          435
    Depletion, depreciation and amortization                              19,955       19,471       12,584
    Write-off of deferred financing costs                                  4,363
    Gain on sale of assets                                                (8,304)      (3,934)        (279)
    Deferred income taxes                                                 (2,534)       1,518        3,437
    Exploration and impairment                                            10,121        6,756          281
    Provision for losses on accounts receivable                            2,102        1,800
    Other, net                                                            (2,319)      (2,447)      (3,049)
                                                                       ---------    ---------    ---------
                                                                          17,693       31,177       14,594

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                                      1,407      (17,288)      (3,118)
  Gas in storage                                                            (353)       3,154          654
  Income taxes receivable                                                  1,850        1,723        1,920
  Prepaid and other assets                                                (3,014)       6,155       (1,021)
  Accounts payable and other current liabilities                          (5,905)       4,081        1,061
  Funds held for future distribution                                         823       (1,946)       1,185
  Overrecovered gas costs                                                 (2,128)      (8,741)
  Other                                                                     (849)      (1,221)      (1,255)
                                                                       ---------    ---------    ---------
        Net cash provided by operating activities                          9,524       17,094       14,020
                                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                         (26,376)     (39,445)     (20,036)
  Acquisition of A&W, net of cash acquired                                                         (73,190)
  Proceeds from sale of oil and gas properties                             1,114       17,426          413
  Proceeds from sale of limited partnership interest                      11,250
  Notes receivable                                                        (1,556)        (804)         373
                                                                       ---------    ---------    ---------
        Net cash used in investing activities                            (15,568)     (22,823)     (92,440)
                                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               271,000      250,998      254,386
  Principal payments on long-term debt                                  (255,854)    (218,352)    (157,568)
  Short-term borrowings, net                                               7,332      (27,203)
  Purchase of treasury stock (common stock)                               (2,054)        (632)        (450)
  Dividends                                                               (1,007)      (1,199)        (618)
  Other equity transactions                                                  299          109         (166)
  Deferred financing costs                                                (7,055)      (3,919)      (4,953)
                                                                       ---------    ---------    ---------
        Net cash provided by (used in) financing activities               12,661         (198)      90,631
                                                                       ---------    ---------    ---------
        Net increase (decrease) in cash and cash equivalents               6,617       (5,927)      12,211

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              14,197       20,124        7,913
                                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  20,814    $  14,197    $  20,124
                                                                       =========    =========    =========


See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    NATURE OF ORGANIZATION

      Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern"). The Company is an independent integrated energy company that, through its subsidiaries, is primarily engaged in operating a natural gas distribution system in West Virginia and oil and gas operations in West Virginia and Pennsylvania. The Company also is engaged in the exploration and production of oil and natural gas in other parts of the United States, primarily in the Rocky Mountains, and New Zealand. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

      Natural Gas Distribution System - The Company operates, through its wholly-owned subsidiary Mountaineer Gas Company ("Mountaineer"), a natural gas distribution system in West Virginia. Mountaineer provides natural gas sales, transportation and distribution service to residential, commercial, industrial and wholesale customers. As a public utility, Mountaineer is subject to regulation by the West Virginia Public Service Commission ("WVPSC").

      Oil and Gas Exploration, Development, Production and Marketing - The Company, primarily through its subsidiary Eastern, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin in West Virginia, Pennsylvania and Ohio. The Company owns all of the voting common shares of Eastern, while certain officers and stockholders of the Company ("minority interest") own non-voting common shares representing less than five percent of all Eastern common shares.

      The Company, through its wholly-owned subsidiaries Westech Energy Corporation ("Westech"), Westech Energy New Zealand Limited ("WENZL") and Westside Acquisition Corporation ("Westside"), is also engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains and New Zealand.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies followed by the Company.

      Principles of Consolidation- The consolidated financial statements include the accounts of the Company; Eastern and its subsidiaries; Eastern Systems Corporation ("ESC") and its wholly-owned subsidiary, Mountaineer and its subsidiary; Westech, and WENZL and its investment in certain New Zealand oil and gas exploration joint ventures. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All significant intercompany transactions have been eliminated in consolidation except gas sales between Eastern and Mountaineer, a regulated utility.

      The Company's wholly-owned subsidiary, Westside, owned an 80% interest in a limited partnership Westside Operating Partnership LP ("WOPLP") until the end of March 1997 (see Note 3). This investment had been consolidated prior to March 31, 1997 (see Note 11).

      Cash and Cash Equivalents - Cash and cash equivalents include short-term investments maturing in three months or less from the date acquired.

      Property, Plant and Equipment - Oil and gas properties are accounted for using the successful efforts method of accounting. Under this method, certain expenditures such as exploratory geological and geophysical costs, exploratory dry hole costs, delay rentals and other costs related to exploration are recognized currently as expenses. All direct and certain indirect costs relating to property acquisition, successful exploratory wells, development costs, and support equipment and facilities are capitalized. The Company computes depletion, depreciation and amortization of capitalized oil and gas property costs on the units-of-production method using proved developed reserves. Direct production costs, production overhead and other costs are charged against income as incurred. Gains and losses on the sale of oil and gas property interests are generally included in operations.

      The provision for depreciation of Mountaineer's utility plant is based on a composite straight-line method. The average composite depreciation rate was 3.77% and 3.71% for 1997 and 1996, respectively. Mountaineer's property, plant and equipment includes capitalized overhead for payroll related costs and administrative and general expenses, as well as an allowance for funds used during construction ("AFUDC") of approximately $61,500 and $49,600 for the years ended June 30, 1997 and 1996. AFUDC is an accounting procedure that capitalizes the cost of funds used to finance utility construction projects as part of utility plant on the balance sheet and credits the cost as a non-cash item on the income statement. During the years ended June 30, 1997 and 1996 this amount related only to debt financing in accordance with WVPSC policies.

      Other property, equipment, pipelines and buildings are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to 30 years.

      Repairs and maintenance costs are charged against income as incurred; significant renewals and betterments are capitalized. Gains or losses related to retirement of utility property, net of any salvage and cost of removal are credited or charged to accumulated depreciation. Gains and losses on dispositions of other property, equipment, pipelines and buildings are included in operations.

      At June 30, 1997 and 1996 property, plant and equipment consisted of the following (in thousands):

                                                               1997         1996

Oil and gas properties                                      $ 200,449      219,518
Utility plant                                                 160,756      151,699
Other property and equipment                                   25,188       26,516
Pipelines                                                      17,069       16,670
                                                            ---------    ---------
                                                              403,462      414,403

Less accumulated depletion, depreciation and amortization     (89,491)     (74,610)
                                                            ---------    ---------

Net property, plant and equipment                           $ 313,971      339,793
                                                            =========    =========

      Long-Lived Assets - In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The standard requires all companies to assess long-lived assets and assets to be disposed of for impairment and requires rate-regulated companies to write-off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 7l, "Accounting for the Effects of Certain Types of Regulation." During 1997, the Company adopted this statement and determined that no impairment loss needed to be recognized for applicable assets.

      Gas in Storage - Gas in storage is stated at the lower of average cost or market value.

      Deferred Financing Costs - Certain legal, underwriting fees and other direct expenses associated with the issuance of credit agreements, lines of credit and other financing transactions have been capitalized. These financing costs are being amortized over the term of the related credit agreement.

      Foreign Currency Translation - The translation of applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The cumulative translation adjustment is included in stockholder's equity.

      Income Taxes - Deferred income taxes reflect the impact of "temporary differences" between assets and liabilities recognized for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109, "Accounting For Income Taxes."

      Gas Delivery Obligation - Gas delivery obligation represents deferred revenues on gas sales where the Company has received an advance payment. The Company recognizes the actual gas sales revenue in the period the gas delivery takes place.

      Revenues and Purchased Gas Costs - Utility gas sales and transportation revenues included in income are based on amounts billed to customers on a cycle basis and estimated amounts for gas delivered but unbilled at the end of each accounting period.

      Prior to November 1, 1995, Mountaineer recognized utility gas purchased based on the amount billed to customers through a purchased gas adjustment clause ("PGA"). The difference between amounts billed and actual gas costs incurred were recognized as over/underrecovered gas costs. Effective November 1, 1995, the PGA was temporarily suspended through October 31, 1998 in accordance with a Joint Stipulation and Agreement for Settlement (the "Agreement") between Mountaineer and WVPSC. Accordingly, beginning November 1, 1995, gas costs are expensed as incurred and the rates charged to customers are not adjusted to reflect changes in the cost of gas. In accordance with the Agreement, the estimated overrecovered balance at October 31, 1995 of $12,000,000 is to be amortized over a three-year period beginning November 1, 1995. For the years ended June 30, 1997 and 1996, the Company amortized to cost of gas $4,000,000 and $2,667,000, respectively. At October 31, 1995, the actual overrecovered gas cost balance was determined to be $12,682,000. The amount in excess of $12,000,000 and certain transportation revenues, storage balancing fees and standby charges are being deferred as authorized by the WVPSC and will be addressed in Mountaineer's next general rate case proceeding (see Note
      17).

      Oil and gas sales are recognized as income when the oil or gas is produced and sold.

    STOCK COMPENSATION _ In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock compensation expense calculated under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" is not materially different than that calculated under SFAS No. 123, "Accounting for Stock-Based Compensation."

    HEDGING ACTIVITIES - The Company periodically hedges a portion of its oil and gas production through swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices. The Company recognizes gains and losses in the swap agreements at the time the hedged volumes are sold.

    The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements that were marked to market are included in other income. In addition to the financial risk that will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements.

    EARNINGS PER SHARE OF COMMON STOCK - Earnings per share of common stock is computed by dividing net income attributable to the shares of common stock by the weighted average number of common shares and common share equivalents outstanding during the reporting period. The number of equivalent shares was computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with proceeds from the exercise of options (which were assumed to have been made at the average market price of the common shares during the reporting period). Fully diluted earnings per share and earnings per share as computed under the provisions of the newly issued accounting statement (SFAS No. 128, "Earnings per Share") regarding earnings per share are no different than primary earnings per share because of minimal company stock equivalents.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depletion, depreciation, amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise. In addition, utilization of tax credit carryforwards, in part, is based on estimates of future taxable income.

    The Company records certain utility assets and liabilities in accordance with SFAS No. 71. If the Company were required, for any reason, to terminate application of SFAS No. 71 for its regulated operations, all regulatory assets and liabilities would be recognized in the income statement at that time. Such amounts are primarily related to future amounts recoverable for income taxes (see Note 6).

    CONCENTRATION OF CREDIT RISK - The Company maintains its cash accounts primarily with a single bank and invests cash in money market accounts, which the Company believes to have minimal risk. As operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous U.S. oil and gas purchasers, and pays vendors on behalf of joint owners for oil and gas services. Both purchasers and joint owners are located primarily in the northeastern United States. The risk of nonpayment by the purchasers or joint owners is considered minimal. The Company as owner of a utility, has receivables from both residential and commercial customers who are located in West Virginia. The risk of significant nonpayment by the utility customers is considered minimal.

    ENVIRONMENTAL CONCERNS - The Company is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 1997, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position of the Company.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Supplemental cash flow information for the years ended June 30, 1997, 1996 and 1995 is as follows (in thousands):

                                                             1997        1996       1995
Cash paid for:
  Interest (net of capitalized interest of $323,
    $630 and $642 in 1997, 1996 and 1995, respectively)   $ 19,921    $ 15,207   $  7,861
  Income taxes, net of amounts refunded                     (1,142)      2,440        275


3.  ACQUISITIONS AND DISPOSITIONS

    ALLEGHENY & WESTERN ENERGY CORPORATION - On June 23, 1995, the Company acquired 100% of the common stock of Allegheny & Western Energy Corporation ("A&W") and its wholly-owned subsidiary Mountaineer in a business combination accounted for as a purchase effective June 30, 1995 with all operations consolidated on a prospective basis. The business of A&W consisted of Mountaineer, a regulated public gas utility, ownership interests in oil and gas wells, undeveloped acreage, pipeline and gathering systems, well operating rights, marketing company assets and certain other assets. The total purchase price for this acquisition was approximately $95.3 million, which was allocated based on estimates of relative fair value as follows (in thousands):

Working capital                                           $  13,139
Property, plant, and equipment                              160,921
Other noncurrent assets                                      19,147
Noncurrent liabilities assumed                              (97,862)
                                                          ---------

Purchase of A&W                                              95,345

Less:
  Accrual of acquisition costs                               (5,361)
  Cash acquired                                             (16,794)
                                                          ---------

Net cash used to acquire A&W                              $  73,190
                                                          =========

    In connection with the acquisition, the Company recorded liabilities of approximately $2.1 million primarily related to estimated payments associated with disposing of certain nonessential assets held for sale as well as severance payments. Approximately $209,000 and $1.6 million was charged against these liabilities in the years ended June 30, 1997 and 1996, respectively.

    EASTERN PRODUCING LIMITED PARTNERSHIP - In November 1995, the Company sold interests in certain producing natural gas properties for total cash consideration of $17,360,000 realizing a gain on sale of $3,269,000. The Company contributed its remaining interest in these properties in exchange for a general partner interest in the partnership that acquired the properties, representing a 1% interest until "payout" (as defined), at which time the Company's interest increases to 49%.

    WESTSIDE OPERATING PARTNERSHIPS LP - In March 1997, the Company exchanged warrants held representing a 30% ownership interest of a third party for a 30% interest in a newly formed oil and gas limited liability company ("LLC"), the successor to WOPLP. The LLC redeemed the Company's previous interest and purchased certain oil and gas properties, paying the Company $11,250,000 plus a $1,500,000 variable rate note with certain conversion options and distributing certain WOPLP oil and gas properties and real estate to the Company. The Company recognized a gain of $7,800,000 on the transaction and its remaining interest in LLC, $296,048, is included in other assets at June 30, 1997.

4.  RISK MANAGEMENT

    NATURAL GAS HEDGES - The Company is a party to oil and natural gas swaps in the normal course of business to reduce its exposure to fluctuations in the price of oil and natural gas. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the consolidated balance sheets.

    As of June 30, 1997, the Company had natural gas swap agreements totaling a notional quantity of approximately 16.7 MMBTU per day through October 31, 1997 and 2.7 Mmbtu per day through October 31, 1998. At June 30, 1997, the market value of these swaps is estimated to be a loss of $46,000, the net amount the Company would have to pay to terminate the swap agreements.

    For the years ended June 30, 1997, 1996 and 1995 the Company recognized a net gain (loss) on its oil and natural gas hedging activities of $265,000, ($388,000), and $694,000, respectively.

    Mountaineer is party to certain fixed price call options for the purchase of gas to mitigate Mountaineer's exposure to fluctuations in gas prices.
    At June 30, 1997, the face amount of fixed price call options is $9,405,000 and they have a fair value of $9,660,000. Mountaineer accounts for the cost of the call options as prepaid gas expense, $1,342,000 at June 30, 1997, that will be charged to cost of gas when the call option is exercised and the gas is delivered or the option expires.

    INTEREST RATE HEDGES - Effective September 30, 1996, the Company entered into an interest rate cap agreement and an interest rate collar agreement, for purposes other than trading, to reduce the potential impact of changes in interest rates on its floating rate long-term debt. Realized gains and losses on the agreements are recognized in interest expense as settlement occurs. Amortization of the cap premium is recognized in interest expense on a straight line basis over the life of the cap. The interest rate cap and collar agreements have a combined notional principal amount of $60 million and an estimated market value, the payment the Company would receive to terminate these agreements, of approximately $1,000 as of June 30, 1997. There were no payments made or received under these agreements for the years ended June 30, 1997.

5.  DEBT

    LONG-TERM DEBT - At June 30, 1997 and 1996 long-term debt consisted of the following (in thousands):

                                                                   1997         1996
ECA senior subordinated notes, interest at 9.5% payable
  semi-annually, due May 15, 2007                               $ 200,000
Eastern revolving credit facility                                            $ 150,000
Westside revolving facility                                                     19,500
ESC senior secured note, interest at 10.75% payable
  quarterly, due October 1, 2005                                                35,000
Mountaineer unsecured senior notes, interest at 7.59% payable
  semi-annually, due October 1, 2010                               60,000       60,000
Installment notes payable, collateralized by deeds of trust,
  at interest rates ranging from 7% to 8%, respectively               144          198
                                                                ---------    ---------
                                                                  260,144      264,698
Less current portion                                                  (55)     (10,051)
                                                                ---------    ---------

                                                                $ 260,089    $ 254,647
                                                                =========    =========


    The Company's various debt agreements contain certain restrictions and conditions among which are limitations on indebtedness, funding of certain subsidiaries, dividends and investments, and certain tangible net worth and debt and interest coverage ratio requirements. The agreements require the Company to maintain certain financial conditions, including a minimum net worth, restriction on funded debt and restrictions on the amount of dividends which can be declared. As of June 30, 1997, Mountaineer has approximately $16.1 million available for declaration of dividends under the debt covenants.

    The scheduled maturities of the Company's long-term debt at June 30, 1997 for each of the next five years and thereafter are as follows (in thousands):

JUNE 30,
1998                                 $       55
1999                                         47
2000                                         42
2001                                         --
2002                                      3,333
Thereafter                              256,667
                                     ----------

                                     $  260,144
                                     ==========



    EXTINGUISHMENT OF DEBT - In May 1997, the Company issued $200 million senior subordinated notes using the proceeds therefrom to repay the debt at ESC and Eastern of $35 million and $136 million, respectively. As a result, the Company recorded an extraordinary loss of $7.86 million, net of a tax benefit of $4.23 million.

    SHORT-TERM DEBT - Mountaineer had unsecured bank lines of credit totaling $71 million and $70 million as of June 30, 1997 and 1996, respectively. During the years ended June 30, 1997 and 1996, the maximum outstanding balance was $45,064,000 and $58,064,900, respectively, and the average daily balance was $28,499,798 and $18,176,445, respectively. The weighted average interest rate was 6.0% and 6.3% on the balance outstanding during the years ended June 30, 1997 and 1996, respectively.

    OTHER CREDIT FACILITIES - The Company has a $50 million revolving credit facility secured by certain properties, interest and contracts. The interest rate is variable based on Eurodollars or other defined basis. The annual commitment fee is .25%. As of June 30, 1997, there are no borrowings under this facility. Eastern has outstanding a $9 million letter of credit issued by a bank in support of Eastern's obligations under a gas purchase contract with the royalty trust (see Note 14). The letter of credit reduces by $3 million on June 30 of each year until its expiration on June 30, 2000. As of June 30, 1997, no amounts have been drawn under the letter of credit. The letter of credit agreement between Eastern and the bank requires Eastern to maintain certain financial covenants, including a minimum net worth and interest coverage ratio. Eastern also has an unsecured revolving line of credit totaling $2 million. As of June 30, 1997, no amounts were outstanding under the line of credit.

6.  INCOME TAXES

    The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30, 1997, 1996 and 1995 (in thousands):

                                                   1997         1996         1995
Current:
  Federal                                        $   491      $ 1,278      $  (727)
  State                                             (224)         478
                                                 -------      -------      -------

  Total current                                      267        1,756         (727)
                                                 -------      -------      -------

Deferred:
  Federal                                         (4,141)        (159)       3,111
  State                                            1,607        1,677          326
                                                 -------      -------      -------

  Total deferred                                  (2,534)       1,518        3,437
                                                 -------      -------      -------

  Total provision (benefit) for income taxes     $(2,267)     $ 3,274      $ 2,710
                                                 =======      =======      =======

    A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30, 1997, 1996 and 1995 is summarized below (in thousands):

                                                                     1997         1996         1995
Tax expense at the federal statutory rate                          $(2,707)     $ 4,448      $ 2,288
State taxes, net of federal tax effects                               (541)         806          421
Percentage depletion                                                                            (228)
Section 29 tax credits                                              (1,866)      (1,129)
Increase (decrease) in valuation allowance on federal,
 foreign and state deferred tax assets, net of federal benefit       2,440        1,161
Change in estimate                                                               (1,178)
Other, net                                                             407         (834)         229
                                                                   -------      -------      -------

Provision (benefit) for income taxes                               $(2,267)     $ 3,274      $ 2,710
                                                                   =======      =======      =======


    In 1995, the Company estimated that it would carry back its 1995 tax loss and realize the tax benefit based on the alternative minimum tax rate. During 1996, management decided to carry forward this loss, at regular tax rates, which generated a $1.2 million tax benefit in 1996.

    Components of the Company's federal and state deferred tax assets and liabilities, as of June 30, 1997 and 1996 are as follows (in thousands):


                                                             1997                                        1996
                                             FEDERAL        STATE        TOTAL             FEDERAL       STATE         TOTAL
                                             ------------------------------------      -----------------------------------
Deferred tax assets:
  Overrecovered gas costs                    $  3,281      $    869                    $  4,005      $    707
  Bad debt allowance                              597           158                         660           118
  Deferred compensation and profit sharing      1,939           513                       1,491           267
  Other postretirement benefit and pension
    obligation                                  2,785           737                       2,773           489
  Tax credits and carryforwards, federal       16,804                                    12,899
  Tax credit and carryforwards, state                        12,623                                    15,238
  Other long-term obligations                   1,412           374                       1,272           234
  Other                                         5,727           136                       1,720           416
                                             --------      --------                    --------      --------

    Total deferred tax assets                  32,545        15,410                      24,820        17,469
                                             --------      --------                    --------      --------

Deferred tax liabilities:
  Property, plant and equipment               (51,739)      (13,043)                    (51,905)       (9,789)
  Federal income tax on state tax credits      (4,292)                                   (5,384)
  Other liabilities                            (1,885)         (500)                       (434)         (345)
                                             --------      --------                    --------      --------

    Total deferred tax liabilities            (57,916)      (13,543)                    (57,723)      (10,134)
                                             --------      --------                    --------      --------

Valuation allowance                              (635)       (4,572)                                   (4,432)
                                             --------      --------                    --------      --------

Net deferred income tax asset (liability)     (26,006)       (2,705)                    (32,903)        2,903
                                             --------      --------                    --------      --------

Less current deferred tax asset                 2,615           692      $  3,307         4,791         1,546     $  6,337
                                             --------      --------      ========      --------      --------     ========

Long-term deferred tax asset (liability)     $(28,621)     $ (3,397)     $(32,018)     $(37,694)     $  1,357     $(36,337)
                                             ========      ========      ========      ========      ========     ========

    At June 30, 1997, the Company has the following federal and state tax credits and carryforwards (in thousands):


                                                                                                 YEAR OF
TAX CREDITS OR CARRYFORWARDS                                                        AMOUNT      EXPIRATION
AMT tax credits                                                                    $  10,036       None
Investment tax credits                                                                 4,122       None
Net operating loss carryforwards                                                       2,646       2017
                                                                                   ---------

Total federal credits                                                              $  16,804
                                                                                   =========

West Virginia tax credits                                                            $11,762
West Virginia net operating loss carryforwards                                           861
                                                                                   ---------

Total state credits and carryforwards                                              $  12,623
                                                                                   =========


    The Company is eligible for relocation incentives taken in the form of tax credits from West Virginia. The incentive amounts are based upon investments made and jobs created in that state. Tax credits generated by the Company are used primarily to offset the payment of severance, property and state income taxes. Based on existing future taxable temporary differences and projections of future West Virginia severance, property and state income taxes, management has provided a valuation allowance for that portion of the credits not expected to be utilized.

    Included in other long-term assets as of June 30, 1997 and 1996 is a net regulatory asset recorded by Mountaineer in accordance with state utility ratemaking practices related to future amounts recoverable for income taxes of $11.6 million and $10.6 million, respectively.

7.  EMPLOYEE BENEFIT PLANS

    The Company and certain operating subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. One-half of the pool is generally paid to eligible employees within 120 days of the end of the fiscal year and one-half is deferred to the following year. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however employees with less than two years of employment may participate under certain circumstances. Additionally, Eastern participants may elect to receive their profit sharing award in the form of nonvoting and nontransferable common stock of Eastern, subject to the applicable terms and conditions of the Plan document. The Company recognized $1.1 million and $3.1 million of employee benefit expense during the years ended June 30, 1997 and 1996, respectively. No expense was recognized in the year ended June 30, 1995.

    For certain subsidiaries, the Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $140,300, $145,000 and $150,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

8.  PENSION PLAN

    Mountaineer sponsors a Retirement Income Plan (the "Pension Plan") which covers substantially all qualified Mountaineer employees 21 years of age and over. Employees become fully vested upon completion of five years of credited service, as defined. Retirement income is based on credited years of service and the employees' level of compensation, as defined. The Pension Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The determination of contributions is made in consultation with the Pension Plan's actuary and is based upon anticipated earnings of the Pension Plan, mortality and turnover experience, the funded status of the Pension Plan and anticipated future compensation levels. Mountaineer's funding policy is to be in compliance with ERISA guidelines and to make annual contributions to the Pension Plan to assure that all employees' benefits will be fully provided for by the time they retire.

    The following table sets forth the Pension Plan's funded status and amounts recognized in the consolidated balance sheets at the dates shown, as determined by an independent actuary (in thousands):


                                                                      1997          1996
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of
    $25,587 and $25,198 at June 30, 1997 and 1996, respectively     $(27,456)     $(27,120)
                                                                    ========      ========

Projected benefit obligations for service rendered to date          $(29,777)     $(30,507)
Pension Plan assets at fair value                                     24,954        23,152
                                                                    --------      --------

Projected benefit obligation in excess of plan assets                 (4,823)       (7,355)

Unrecognized net loss from past experience                               (77)        2,444
                                                                    --------      --------

Accrued pension cost (included in other long-term obligations)      $ (4,900)     $ (4,911)
                                                                    ========      ========


    Net pension cost for the years ended June 30, 1997 and 1996 as determined by an independent actuary, included the following components (in thousands):


                                              1997         1996
Service cost                                $   589      $   638
Interest cost                                 2,205        2,083
Actual return on plan assets                 (3,241)      (2,147)
Net amortization and deferral                 1,453          366
                                            -------      -------

Net periodic pension cost                     1,006          940

Amount capitalized as construction cost        (176)        (173)
                                            -------      -------

Amount charged to expense                   $   830      $   767
                                            =======      =======



    The expected long-term rate of return used in the calculation was 8% and 8.25% for the years ended June 30, 1997 and 1996. The weighted average discount rate used in the calculations was 7.75% for both fiscal years 1997 and 1996. The expected average increase in future compensation levels was 4.0% and 4.5% for the years ended June 30, 1997 and 1996, respectively.

9.  POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

    Mountaineer provides certain medical and life insurance benefits for retired employees. Substantially all of Mountaineer's employees may become eligible for these benefits if they choose to retire after reaching age 55 while working for Mountaineer and are provided until age 65. Life insurance benefits of approximately two times annual salary are provided while an employee is active and working at Mountaineer. On the date of an employee's retirement and on the date the employee reaches age 70, life insurance benefits decrease to approximately 80% and 40% of annual salary, respectively. These benefits are provided to retirees who meet the service requirements of 10 continuous years of service prior to retirement at age 55 or 5 continuous years of service prior to retirement at age 65. The plan is unfunded.

    The following table sets forth the postretirement medical and life insurance plans' funded status and amounts recognized in the consolidated balance sheets, as determined by an independent actuary (in thousands):


                                                                 1997       1996
Accumulated postretirement benefit obligation:
  Retirees                                                      $3,788     $3,198
  Fully eligible active participants                             1,571      1,952
  Other active employees                                         1,634      1,640
                                                                ------     ------

Total accumulated postretirement benefit obligation              6,993      6,790
Unrecognized actuarial gain                                        243        274
                                                                ------     ------

Accrued postretirement benefit liability (included in other
  long-term liabilities)                                        $7,236     $7,064
                                                                ======     ======


    Net periodic postretirement benefit cost for years then ended June 30, 1997 and 1996, as determined by an independent actuary, included the following components (in thousands):


                                                                       1997       1996
Service cost-benefits attributable to service during the period        $ 376      $ 362
Interest cost on the accumulated postretirement benefit obligation       499        514
                                                                       -----      -----

Net periodic postretirement benefit cost                                 875        876
Amount capitalized as construction cost                                 (203)      (220)
                                                                       -----      -----

Amount charged to expense                                              $ 672      $ 656
                                                                       =====      =====


    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% and 10.0% in the years ended June 30, 1997 and 1996, declining gradually to 5.5% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by $52,500 for the year ended June 30, 1997 and accumulated postretirement benefit obligation as of June 30, 1997 by $279,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% for the years ended June 30, 1997 and 1996. The average assumed annual rate of salary increase for the life insurance benefit plan was 4.0% in 1997 and 5.0% in 1996.

    As part of a WVPSC rate order dated October 29, 1993, the WVPSC ruled that the permitted rate recovery mechanism for other post retirement benefits would be a modified accrual method. The modified accrual method allows for the recovery of current service costs on an accrual basis and recovery of the transition obligation on a cash basis.

10. COMMON STOCK

    VOTING COMMON STOCK - In May 1995, the Company was reincorporated in the State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

    The Company has an agreement with a stockholder covering the sale or disposition of stock that provides the stockholder cannot sell stock without first offering such shares to the Company. Under certain circumstances, the Company would be required to purchase the related stock if not previously tendered to the Company or otherwise sold or disposed of in accordance with the provisions of the agreement.

    TREASURY STOCK - The Company has 47,668 and 20,438 shares of treasury stock, which are carried at cost, at June 30, 1997 and 1996, respectively. The Company purchased 27,230 and 11,975 shares of common stock in the years ended June 30, 1997 and 1996, respectively.

    STOCK OPTIONS - In 1994, the Company created an incentive stock option plan (the "Stock Option Plan"). Under the Stock Option Plan, options vest annually in 25% increments from January 1, 1994 to December 31, 1997, and are exercisable at $40 per share. However, if any of the optionees' employment with the Company is terminated within four years, the optionee must resell any exercised options back to the Company at $40 per share.

    A summary of the Company's Option Plan as of June 30, 1997, 1996 and 1995, and the changes during the years then ended is presented below:


                                                1997                  1996                  1995
                                          ------------------    ------------------     -----------------
                                                    EXERCISE              EXERCISE              EXERCISE
                                          SHARES     PRICE      SHARES      PRICE      SHARES     PRICE
Outstanding at beginning of year            6,400     $40.00      9,600     $40.00     12,800     $40.00
Exercised                                   3,200      40.00      3,200      40.00      3,200      40.00
                                          -------     ------    -------     ------     ------     ------
Outstanding at end of year                  3,200     $40.00      6,400     $40.00      9,600     $40.00
                                          =======     ======    =======     ======     ======     ======

Options exercisable at year end             3,200                 3,200                 3,200
                                          =======               =======                ======


    The option exercises above were paid for in the form of notes, which have been charged against equity until collected.

11. UNCONSOLIDATED AFFILIATE

    The Company's investment in the LLC at June 30, 1997 is accounted for under the equity method (see Note 3). Summarized financial information for the LLC at June 30, 1997 is as follows (in thousands):


Current assets                     $ 2,088
Oil and gas properties              30,485
Other assets                         1,554

                                   -------

Total assets                       $34,127
                                   =======
Current liabilities                $ 2,372
  Long-term debt                    30,500
  Other liabilities                    135
  Equity                             1,120
                                   -------

  Total liabilities and equity     $34,127
                                   =======


    The LLC began operations on March 30, 1997. Results of operations were immaterial for the three months ended June 30, 1997.

12. OPERATING LEASES

    The Company has noncancelable operating lease agreements for the rental of office space, computer and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.3, $1.2 and $1.4 million for the years ended June 30, 1997, 1996 and 1995, respectively.

    At June 30, 1997 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):


1998                                                   $1,173
1999                                                      966
2000                                                      951
2001                                                      926
2002                                                      710
Thereafter                                              1,144
                                                       ------

                                                       $5,870
                                                       ======



13. RELATED PARTY TRANSACTIONS

    Eastern has entered into a rental arrangement for the building used as its headquarters from a partnership in which certain officers are partners. Rent payments totaled approximately $336,000, $300,000 and $415,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

    Mountaineer purchases a portion of its gas supply requirements from a subsidiary and from Eastern. The price paid for such purchases has been approved by the WVPSC. During 1997 and 1996, Mountaineer purchased approximately $5,297,000 and $5,342,000, respectively, from its subsidiary and $23,225,000 and $15,258,000, respectively from Eastern. The related revenues and expenses between Mountaineer and its subsidiary and Eastern have not been eliminated in these financial statements due to the regulated nature of Mountaineer. At June 30, 1997, Mountaineer has $29,359,120 of outstanding gas purchase commitments with Eastern.

    The Company advanced funds to certain officers in 1991 and 1994, which bear interest at 8% and are secured by non-voting common shares of Eastern. Balances totaled $497,822 and $570,000, respectively, at June 30, 1997 and 1996 and are due in 2001.

    The Company also advanced funds in 1988 to certain officers and directors which bear interest at 8%, are secured by interests in oil and gas properties and are payable out of net proceeds from the oil and gas production on these properties. Balances outstanding at June 30, 1997 and 1996 totaled $960,404 and $1,012,000, respectively.

14. COMMITMENTS AND CONTINGENCIES

    In 1992, Eastern entered into a 15-year gas sale and purchase agreement with an independent power project whereby Eastern will deliver approximately 12,000 Mcf per day to the project at a fixed price per Mcf. The terms of the agreement provide for annual price escalations.

    In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of a royalty trust (the "Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment. As a result, at June 30, 1997 and 1996, such proceeds totaling $15,122,000 and $17,244,000, respectively, have been classified as deferred trust revenue.

    Certain gas production attributable to the Trust is purchased by a wholly-owned subsidiary of the Company pursuant to a gas purchase contract, which expires in 2013. The purchase price under the contract is based on escalating fixed price and spot market components. To hedge the Company's position on this contract, the Company dedicated the fixed price sales contract with the independent power project discussed above, which has similar prices and volumes as the fixed price component of the contract, and purchased a floor price futures contract to cover the variable component. The fixed price component expires on January 1, 2000. The obligation of the subsidiary to make payments under the contract is partially supported by a standby letter of credit with a face amount of $9 million. The letter of credit is subject to annual reductions of $3 million beginning June 30, 1996, and fully expires on June 30, 2000.

    The Company has entered into an agreement whereby it funded a specified monthly amount, through December 31, 1996, to assist in the development of oil and gas projects by a third party. No remaining commitment exists as of June 30, 1997. Amounts funded are accounted for as an advance and all outstanding amounts are due on January 1, 1999. As of June 30, 1997 and 1996, the Company has $2.5 million and $2.4 million, respectively, in long-term notes receivable relating to this agreement. In addition to the commitment, the Company has certain other rights and options regarding the acquisition, exploration and development of the oil and gas projects that may be acquired as a result of this agreement.

    In connection with an existing gas delivery obligation agreement, whereby Eastern received an advance payment, a subsidiary of Eastern entered into a credit line deed of trust which has an available balance of $9.5 and $11 million as of June 30, 1997 and 1996, respectively, to collateralize its performance under the gas delivery obligation. This credit line deed of trust declines at a rate of 7.5% per year.

    In 1992, The Federal Energy Regulatory Commission ("FERC") issued order No. 636 et. Seq., (the "636 Orders"). The 636 Orders required substantial restructuring of the service obligations of interstate pipelines, including Mountaineer's pipeline suppliers. The majority of the service and transition cost issues involved in the restructuring proceedings have been resolved through settlements, which substantially reduced the originally filed impact of restructuring. Certain other issues, including matters raised by Mountaineer, are pending on appellate review.

    On February 1, 1996, Mountaineer's largest pipeline supplier, Columbia Transmission Corporation ("Columbia Transmission") placed increased rates into effect pending hearing and decision by FERC. A settlement was approved by FERC on April 17, 1997, which provided for reduced rates and refunds. The settlement resolved all issues except for approximately $18 million annually in environmental remediation costs which Columbia Transmission proposes to recover from its customers, including Mountaineer. The issue has been set for hearing. In accordance with the provisions of the settlement, Mountaineer received refunds totaling $6,142,000 on June 10, 1997. These refunds were credited against cost of gas.

    On May 1, 1997, Columbia Gulf Transmission Company placed increased rates into effect pending hearing and decision by FERC. The full amount of the increase proposed would raise the rates paid by Mountaineer for transmission service by approximately $0.5 million annually. Columbia Gulf's customers, including Mountaineer, and FERC Staff have challenged all major aspects of the proposed increase. The case is scheduled for hearing in January 1998.

    The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.

15. FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments have been determined using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount that the Company could realize upon the sale or refinancing of such financial instruments (in thousands):



                                                     JUNE 30, 1997                   JUNE 30, 1996
                                               CARRYING           FAIR          CARRYING         FAIR
                                                VALUE             VALUE          VALUE           VALUE
Assets:
  Cash and cash equivalents                      $20,814          $20,814         $14,197        $14,197
  Accounts receivable                             37,923           37,923          43,802         43,802
  Notes receivable                                 7,563            7,227           5,803          4,012
Liabilities:
  Accounts payable and
    accrued expenses                              31,046           31,046          39,798         39,798
  Current portion of long-term debt                   55               55          10,051         10,051
  Short-term debt                                 15,724           15,724           8,392          8,392
  Funds held for future distribution               6,014            6,014           5,191          5,191
  Long-term debt                                 260,089          260,850         254,647        261,196
  Other long-term obligations                     14,000           14,000          14,849         14,849
  Interest rate hedge contracts                                         1                             13
  Oil and gas hedge contracts                                          46                            455

    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND FUNDS HELD FOR FUTURE DISTRIBUTION - Due to the short-term nature of these instruments, carrying value is estimated to approximate fair value.

    NOTES RECEIVABLE - The notes receivable accrue interest at a fixed rate. Fair value was estimated using discounted cash flows based on current interest rates for notes with similar credit characteristics and maturities.

    SHORT-TERM DEBT AND LINE OF CREDIT - The short-term debt is borrowed on a revolving basis at a variable interest rate, approximately market; as a result, the carrying value approximates fair value of the outstanding debt. Due to the short-term nature of the line of credit, carrying value approximates fair value of the outstanding debt.

    LONG-TERM DEBT - A portion of long-term debt was borrowed under a revolving credit facility, which accrues interest at variable rates; as a result, carrying value approximates fair value. The remaining portion of the Company's long-term debt is comprised of fixed rate facilities; for this portion, fair value was estimated using discounted cash flows based upon the Company's current borrowing rates for debt with similar maturities.

    OTHER LONG-TERM OBLIGATIONS - The other long-term obligations were borrowed under agreements, which accrue interest at variable rates, approximately market; as a result, carrying value approximates fair value.

    HEDGING CONTRACTS - Hedging contract fair values were estimated based on quoted prices for similar contracts at June 30, 1997.

16. CONTRACT SETTLEMENT

    In 1991, Columbia Transmission and Columbia Gas Systems, Inc. ("Columbia") filed for protection under Chapter 11 of the Bankruptcy Code. The settlement relates to damages paid by Columbia Gas as a result of its rejection in bankruptcy of certain gas purchase contracts. As part of Columbia's amended plan of reorganization, the Company recorded contract settlement revenue of $8.8 million in 1995.

17. RATE MATTERS

    In June 1995, Mountaineer agreed to a Joint Stipulation and Agreement for Settlement (the "Agreement") with various parties, including the staff of WVPSC and the Consumer Advocate Division, regarding a January 1995 base rate filing, as well as Mountaineer's upcoming PGA filing and a tariff filing concerning primarily telemetering requirements for transportation customers. The Agreement allowed for a $4 million increase in base rates, with the portion of the increase allocable to sales customers to be offset by the amortization of the overrecovered cost of gas balance existing as of October 31, 1995 over a three-year moratorium period beginning November 1, 1995. A final order was issued on January 10, 1996.

    The Agreement stipulates that during the three-year moratorium, Mountaineer's annual PGA filing with the WVPSC will be temporarily suspended and the deferred accounting for purchased gas costs will not be in effect. Consequently, Mountaineer has assumed the risk of any changes in interstate pipeline rates and charges during the moratorium period. It is the intent of the Agreement that Mountaineer be permitted to keep the benefit of, and absorb the costs of, its decisions during the moratorium period without the traditional review of its actions.

    In June 1997, Mountaineer filed a base rate case with the WVPSC. The filing requests additional revenues primarily to cover increasing costs. The rate case is currently under review. A final order is expected prior to the end of the current moratorium period and is expected to become effective November 1, 1998.

18. INDUSTRY SEGMENTS

    The following table sets forth the Company's principal industry segments and their contribution to its revenues, operating profits, capital expenditures and depletion, depreciation and amortization for the periods. Also shown are the identifiable assets associated with each segment as of the end of each year indicated (in thousands):


                                                       YEAR ENDED JUNE 30, 1997
                                        -------------------------------------------------------
                                                       REGULATED     ADJUSTMENTS
                                        OIL AND GAS     UTILITY          AND
                                        OPERATIONS     OPERATIONS    ELIMINATIONS  CONSOLIDATED
Sales to unaffiliated customers         $ 171,955      $ 173,463                     $ 345,418
Intersegment                               28,522                                       28,522
                                        ---------      ---------      ---------      ---------

Total revenue                             200,477        173,463             --        373,940
                                        ---------      ---------      ---------      ---------

Operating profit                            1,963         17,100                        19,063
Other income (expense)                     (9,344)        (5,583)                      (14,927)
                                        ---------      ---------      ---------      ---------


Income (loss) before income taxes       $  (7,381)     $  11,517             --      $   4,136
                                        =========      =========      =========      =========

Depletion, depreciation and
  amortization (including reduction
  in the carrying amount of oil and
  gas properties)                       $  12,657      $   6,387                     $  19,044
                                        =========      =========                     =========

Capital expenditures                    $  16,376      $  10,023                     $  26,399
                                        =========      =========      =========      =========


Identifiable assets                     $ 206,715      $ 201,431                     $ 408,146
                                        =========      =========
Corporate assets                                                                        26,611
                                                                                     ---------

Total assets                                                                         $ 434,757
                                                                                     =========

                                                                 YEAR ENDED JUNE 30, 1996
                                                ---------------------------------------------------------
                                                                 REGULATED     ADJUSTMENTS
                                                OIL AND GAS       UTILITY          AND
                                                 OPERATIONS     OPERATIONS    ELIMINATIONS   CONSOLIDATED
Sales to unaffiliated customers                    $172,265       $182,929                       $355,194
Intersegment                                         20,600                                        20,600
                                                   --------       --------        ---------      --------

Total revenue                                       192,865        182,929            -           375,794
                                                   --------       --------        ---------      --------

Operating profit                                      4,805         26,423                         31,228
Other income (expense)                               (8,957)       (10,987)                       (19,941)
                                                   --------       --------        ---------      --------

Income (loss) before income taxes                  $ (4,152)      $ 15,439            -          $ 11,287
                                                   ========       ========        =========      ========

Depletion, depreciation and
  amortization (including reduction
  in the carrying amount of oil and
  gas properties)                                  $ 12,053       $  6,764                       $ 18,817
                                                   ========       ========                       ========

Capital expenditures                               $ 25,968       $ 13,477                       $ 39,445
                                                   ========       ========        =========      ========

Identifiable assets                                $254,328       $198,032                       $452,360
                                                   ========       ========
Corporate assets                                                                                    9,144
                                                                                                 --------

Total assets                                                                                     $461,504
                                                                                                 ========


    The Company operates in two industry segments, oil and gas operations including exploration and development, production, aggregation and marketing of third party and Company owned oil and gas. In addition, the Company operates a regulated local gas distribution company. Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. Intersegment sales have not been eliminated in consolidation because of the regulated nature of the gas distribution segment.

    Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate assets are primarily cash, cash equivalents and deferred charges.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

    COSTS - The following tables set forth capitalized costs at June 30, 1997 and 1996, and costs incurred, including capitalized overhead, for oil and gas producing activities for the years ended June 30, 1997, 1996, and 1995 (in thousands):


                                                           1997           1996           1995
Capitalized costs:
  Proved properties                                   $ 193,051      $ 211,309
  Unproved properties                                     7,398          8,209
                                                      ---------      ---------
  Total                                                 200,449        219,518
  Less accumulated depletion, depreciation
    and amortization                                    (57,001)       (52,186)
                                                      ---------      ---------

Net capitalized costs                                 $ 143,448      $ 167,332
                                                      =========      =========

Company's share of equity method investee's net
  capitalized costs                                   $   8,877
                                                      =========

Costs incurred:
  Acquisition of proved properties                    $     143      $   4,318      $  14,190
  Development costs                                      11,649         13,470         14,345
  Exploration costs                                       3,728          6,141          2,240
                                                      ---------      ---------      ---------

Total costs incurred                                  $  15,520      $  23,929      $  30,775
                                                      =========      =========      =========

Company's share of equity method investee's total
  costs incurred                                      $     115
                                                      =========


    RESULTS OF OPERATIONS - The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs for the years ended June 30, 1997, 1996 and 1995 are as follows (in thousands):


                                                  1997        1996        1995
Revenues from sale of oil and gas               $33,253     $31,940     $29,277
Production costs                                  7,337       7,793       7,555
Production taxes                                  1,966       1,407       1,560
Exploration and impairment                       10,121       6,756         281
Depletion, depreciation and amortization          8,325       9,204       9,763
Other                                               612         193         435

Income tax expense                                1,712       1,647       2,421
                                                -------     -------     -------

Income from oil and gas operations              $ 3,180     $ 4,940     $ 7,262
                                                =======     =======     =======

Company's share of equity method investee's
  income from oil and gas operations            $   311
                                                =======

    Production costs include those costs incurred to operate and maintain productive wells and related equipment and include costs such as labor, repairs and maintenance, materials, supplies, fuel consumed, insurance and production taxes. In addition, production costs are net of well tending fees, which are included in well operations revenues in the accompanying consolidated statement of operations.

    Exploration and impairment expenses include the costs of geological and geophysical activity, unsuccessful exploratory wells and leasehold impairment allowances.

    Depletion, depreciation and amortization include costs associated with capitalized acquisition, exploration, and development costs.

    The provision for income taxes is computed at the statutory federal income tax rate and is reduced to the extent of permanent differences which have been recognized in the Company's tax provision, such as investment tax credits, and the utilization of Federal tax credits permitted for fuel produced from a non-conventional source.

    RESERVE QUANTITY INFORMATION - Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Reserve estimates, by their nature, are generally less precise than other financial statement disclosures.

The following table sets forth information for the years ended June 30, 1997, 1996 and 1995 with respect to changes in the Company's proved reserves, all of which are in the United States.


                                                                 NATURAL        CRUDE
                                                                  GAS            OIL
                                                                 (MMCF)        (MBBLS)
Proved reserves:
  June 30, 1994                                                  170,311         7,003
    Revisions of previous estimates                              (23,726)         (429)
    Extensions and discoveries                                     4,908           974
    Purchases of reserves in place                                29,309             7
    Production                                                    (8,984)         (535)
                                                                --------      --------
  June 30, 1995                                                  171,818         7,020
    Revisions of previous estimates                                3,693           170
    Purchases of reserves in place                                 7,500
    Extensions and discoveries                                     5,950
    Sales of reserves in place                                   (19,700)
    Production                                                    (9,812)         (522)
                                                                --------      --------
  June 30, 1996                                                  159,449         6,668
    Revision of previous estimates                                   331          (197)
    Extensions and discoveries                                    13,331           545
    Sales of reserves in place (1)                                (3,674)       (5,336)
    Production                                                    (9,106)         (447)
                                                                --------      --------

  June 30, 1997                                                  160,331         1,233
                                                                ========      ========

Proved developed reserves:
  June 30, 1995                                                  167,428         6,886
                                                                ========      ========
  June 30, 1996                                                  153,232         6,668
                                                                ========      ========
  June 30, 1997                                                  141,116           748
                                                                ========      ========


Company's share of equity method investee's proved reserves
  at June 30, 1997                                                 3,452         4,402
                                                                ========      ========


    (1) Includes 1,084 Mmcf of proved gas reserves and 1,554 Mbbls of proved crude oil reserves effectively retained as a result of the Company's 30% equity investment in the LLC.

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

    Future cash inflows are computed by applying period-end prices of oil and gas relating to the Company's proved reserves to the period-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including futures contracts, in existence at period-end.

    The assumptions used to compute estimated future net revenues do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rates also could result directly or indirectly from factors outside of the Company's control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, this could affect the amount of cash eventually realized.

    Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on period-end costs and assuming continuation of existing economic conditions.

    Future income tax expenses are computed by applying the appropriate year-end statutory tax rates and existing tax credits, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves.

    An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

    Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30, 1997, 1996 and 1995 is as follows (in thousands):


                                                       1997           1996           1995
Future cash in flows                                $ 473,464      $ 500,839      $ 474,249
Future production costs and development costs        (172,219)      (196,602)      (199,598)
Future income tax expense                             (50,607)       (48,860)       (37,054)
                                                    ---------      ---------      ---------
Future net cash flows before discount                 250,638        255,377        237,597
10% discount to present value                        (143,791)      (145,436)      (126,858)
                                                    ---------      ---------      ---------

Standardized measure of discounted future
  net cash flows related to proved oil and gas
  Reserves                                          $ 106,847      $ 109,941      $ 110,739
                                                    =========      =========      =========
Company's share of equity method investee's
  standardized measure of discounted future net
  cash flows                                        $  27,201
                                                    =========


    Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30, 1997, 1996 and 1995 are as follows (in thousands):


                                                     1997           1996           1995
Standardized measure of discounted future
  net cash flows at beginning of period           $ 109,941      $ 110,739      $ 126,247
Sales of oil and gas produced, net of
  production costs                                  (17,854)       (16,528)       (16,242)
Net changes in prices and production costs           17,395         21,717        (36,142)
Changes in production rates and other                    50        (11,057)       (12,515)
Extensions, discoveries and other additions,
  net of future production and development
  costs                                              12,185          3,944          6,466
Changes in estimated future development costs        (7,609)       (13,685)       (10,453)
Development costs incurred                           11,649         13,470         14,345
Revisions of previous quantity estimates             (1,022)         3,120        (15,689)
Purchase of reserves in place                                        4,918         18,653
Sales of reserves in place                          (25,075)       (12,919)             0
Accretion of discount                                10,994         11,074         12,625
Net change in income taxes                           (3,807)        (4,852)        23,444
                                                  ---------      ---------      ---------

Standardized measure of discounted
  future net cash flows at end of period          $ 106,847      $ 109,941      $ 110,739
                                                  =========      =========      =========


                                   * * * * *

ENERGY CORPORATION OF AMERICA                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET INFORMATION
JUNE 30, 1997 AND 1996
(Dollars in Thousands)
--------------------------------------------------------------------------------


ASSETS                                      1997        1996

CURRENT ASSETS:
  Cash                                    $ 16,192   $  3,454
  Accounts receivable, other                   158        313
  Accounts receivable, affiliates           18,529      8,709
  Other current assets                         108        207
                                          --------   --------

    Total current assets                    34,987     12,683

PROPERTY, PLANT AND EQUIPMENT - Net            288         99

INVESTMENT IN SUBSIDIARIES                 192,649     30,849

OTHER ASSETS                                 8,447
                                          --------   --------
TOTAL                                     $236,371   $ 43,631
                                          ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses   $  2,500   $    601
  Income taxes                               5,122      2,198
                                          --------   --------

    Total current liabilities                7,622      2,799

LONG-TERM LIABILITIES                      200,000      3,307

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                        28,749     37,525
                                          --------   --------

TOTAL                                     $236,371   $ 43,631
                                          ========   ========


See notes to condensed financial information.

ENERGY CORPORATION OF AMERICA                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS INFORMATION
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                     1997        1996        1995

COSTS AND EXPENSES:
  General and administrative                      $  1,913    $  2,352    $  1,278
  Depreciation of property, plant and equipment         40          24         107
                                                  --------    --------    --------

LOSS FROM OPERATIONS                                (1,953)     (2,376)     (1,385)

INTEREST EXPENSE                                     2,152

OTHER (INCOME) EXPENSE                                (551)      1,931        (794)
                                                  --------    --------    --------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN EARNINGS OF SUBSIDIARIES                       (3,554)     (4,307)       (591)

BENEFIT FROM INCOME TAXES                           (2,565)     (1,142)       (356)
                                                  --------    --------    --------

LOSS BEFORE EQUITY IN EARNINGS OF
  SUBSIDIARIES                                        (989)     (3,165)       (235)

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES         (4,854)     10,985       1,420
                                                  --------    --------    --------

NET INCOME (LOSS)                                 $ (5,843)   $  7,820    $  1,185
                                                  ========    ========    ========


See notes to condensed financial information.

ENERGY CORPORATION OF AMERICA                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                    1997         1996         1995

CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                             $  (5,843)   $   7,820    $   1,185
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Equity in undistributed (earnings) losses of subsidiaries      16,578       (3,429)       1,558
    Depreciation and amortization                                     104           24          107
    Changes in operating assets and liabilities                     5,077       (5,824)       1,539
    Other                                                          (4,634)         801        1,918
                                                                ---------    ---------    ---------

      Net cash provided by (used in) operating activities          11,282         (608)       6,307
                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries                                         (9,821)
  Expenditures for property                                          (229)        (113)         (65)
                                                                ---------    ---------    ---------

      Net cash used in investing activities                       (10,050)        (113)         (65)
                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                   (1,007)      (1,457)        (457)
  Proceeds from issuance of debt                                  200,000
  Contributions to capital of subsidiaries                       (178,378)
  Deferred financing costs                                         (7,055)
  Repurchase of common stock                                       (2,054)        (632)        (450)
  Other                                                                            128
                                                                ---------    ---------    ---------

      Net cash provided by (used in) financing activities          11,506       (1,961)        (907)
                                                                ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                        12,738       (2,682)       5,335

CASH AT BEGINNING OF YEAR                                           3,454        6,136          801
                                                                ---------    ---------    ---------

CASH AT END OF YEAR                                             $  16,192    $   3,454    $   6,136
                                                                =========    =========    =========


See notes to condensed financial information.

ENERGY CORPORATION OF AMERICA                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Investments in Subsidiaries - The financial statements of Energy Corporation of America (the "Company") reflect investments in Eastern American Energy Corporation, Eastern Systems Corporation, Westech Energy Corporation, Westech Energy New Zealand Limited, and Westside Acquisition Corporation ("the subsidiaries"), majority or wholly-owned subsidiaries, using the equity method.

      Income Taxes - The benefit for income taxes is based on losses recognized for financial statement purposes determined on a separate company basis. Deferred income taxes are recognized for the tax effects of temporary differences between such losses and those recognized for income tax purposes. The Company files a consolidated U.S. income tax return with its subsidiaries.

2.    CONSOLIDATED FINANCIAL STATEMENTS

      Reference is made to the Consolidated Financial Statements and related Notes of Energy Corporation of America and Subsidiaries for additional information.

3.    LONG-TERM DEBT

      Information concerning debt of the Company on a consolidated basis is disclosed in Note 5 of the Notes to Consolidated Financial Statements of Energy Corporation of America and Subsidiaries included elsewhere herein. The Company's $200,000,000 million in 9-1/2% senior subordinated notes are due in 2007.

4.    DIVIDENDS RECEIVED

      The Company received cash dividends from its subsidiaries of $10.44, $7.56 and $2.98 million for the years ended June 30, 1997, 1996 and 1995, respectively.

                                     *****

                                                                     SCHEDULE II

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(Amounts in Thousands)
--------------------------------------------------------------------------------


                                         FOR THE YEARS
                                         ENDED JUNE 30,
                                   1997       1996       1995

Balance at beginning of period   $ 1,744    $ 1,141    $   297
Charged to costs and expenses      2,102      1,800
Charged to other accounts(1)         291                   844 (2)
Deductions(3)                     (2,477)    (1,197)
                                 -------    -------    -------

Balance at end of period         $ 1,660    $ 1,744    $ 1,141
                                 =======    =======    =======


(1) Recoveries of accounts previously written off.

(2) Includes the beginning balance ($756) of the allowance for doubtful accounts of Mountaineer Gas Company which was acquired by ECA at June 30, 1995.

(3) Accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the_______ day of November, 1997.

                                       ENERGY CORPORATION OF AMERICA


                                       By:          /s/ John Mork
                                          -------------------------------------
                                                        John Mork
                                          President and Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below, on the _____ day of November, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                                Title
         ---------                                -----
          /s/ Kenneth W. Brill                   Chairman of the Board of Directors
------------------------------------------
              Kenneth W. Brill


          /s/ John Mork                          President, Chief Executive Officer and Director
------------------------------------------       (principal executive officer)
              John Mork


          /s/ Joseph E. Casabona                 Executive Vice President and Director
------------------------------------------       (principal accounting officer)
              Joseph E. Casabona


          /s/ J. Michael Forbes                  Vice President and Treasurer
------------------------------------------       (principal financial officer)
              J. Michael Forbes


          /s/ Richard E. Heffelfinger            Director
------------------------------------------
              Richard E. Heffelfinger


         /s/ F. H. McCullough, III               Director
------------------------------------------
             F. H. McCullough, III


          /s/ Julie Mork                         Director
------------------------------------------
              Julie Mork

                                EXHIBIT INDEX


Exhibit                 Description
-------                 -----------

  27                    Financial Data Schedule