Form 10-Q
period 1997-09-30
ENERGY CORP OF AMERICA
filed 1997-11-14
CIK 32880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                      Commission file number: 333-29001-01

                          ENERGY CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


                            WEST VIRGINIA 84-1235822
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                      4643 SOUTH ULSTER STREET, SUITE 1100
                             DENVER, COLORADO 80237
              (Address of principal executive offices and zip code)

                                 (303) 694-2667
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X* No
                                       ---    ---

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on August 13, 1997.

The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at September 30, 1997 was 662,902 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                                                               PAGES
                                                                                                               -----
PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
               September 30, 1997 (unaudited) and June 30, 1997 ..................................................3

          Unaudited Condensed Consolidated Statements of Operations
               For the three months ended September 30, 1997 and 1996 ............................................5

          Unaudited Condensed Consolidated Statements of Cash Flows
               For the three months ended September 30, 1997 and 1996 ............................................6

          Notes to Unaudited Condensed Consolidated Financial Statements .........................................7

          Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation ................................................................8


PART II  OTHER INFORMATION

     Item 1. Legal Proceedings ..................................................................................10

     Item 2. Changes In Securities ..............................................................................10

     Item 3. Defaults Upon Senior Securities ....................................................................10

     Item 4. Submission of Matters to a Vote of Security Holders ................................................10

     Item 5. Other Information ..................................................................................10

     Item 6. Exhibits and Reports on Form 8-K ...................................................................10

     Signatures .................................................................................................11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,  JUNE 30,
                                                                           1997         1997
                                                                        (UNAUDITED)       *
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 25,177     $ 20,814
  Accounts receivable, net of allowance for doubtful accounts of
    $1,005 and $1,660, respectively                                        30,593       37,923
  Gas in storage, at average cost                                          26,323       12,810
  Prepaid and other current assets                                          9,405        8,646
                                                                         --------     --------

        Total current assets                                               91,498       80,193
                                                                         --------     --------

Property, plant and equipment, net of accumulated depreciation
     depletion and amortization of $92,939 and $89,492, respectively      315,009      313,971
                                                                         --------     --------

OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of
    $697 and $452, respectively                                             9,957        9,956
  Deferred utility charges                                                 19,321       18,259
  Other                                                                    11,415       12,378
                                                                         --------     --------

        Total other assets                                                 40,693       40,593


TOTAL                                                                    $447,200     $434,757
                                                                         ========     ========


 * Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                SEPTEMBER 30,    JUNE 30,
                                                                    1997           1997
                                                                (UNAUDITED)          *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  41,291      $  31,046
  Short-term debt                                                   34,765         15,724
  Accrued taxes, other than income                                   7,074          7,774
  Overrecovered gas costs                                            8,910          9,650
  Other current liabilities                                         12,738         15,469
                                                                 ---------      ---------

        Total current liabilities                                  104,778         79,663

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION:
  Long-term debt                                                   260,078        260,089
  Gas delivery obligation and deferred trust revenue                17,934         18,580
  Deferred income taxes                                             27,687         32,018
  Other long-term obligations                                       13,897         14,000
                                                                 ---------      ---------

        Total liabilities                                          424,374        404,350
                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                    1,662          1,809
                                                                 ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    714 and 711 shares issued in 1997 and 1996, respectively           714            714
  Additional paid-in capital                                         4,221          4,221
  Retained earnings                                                 19,986         27,249
  Treasury stock and notes receivable arising from issuance
    of common stock                                                 (3,656)        (3,435)
  Cumulative foreign currency translation adjustment                  (101)          (151)
                                                                 ---------      ---------

        Total Stockholders' equity                                  21,164         28,598
                                                                 ---------      ---------

TOTAL                                                            $ 447,200      $ 434,757
                                                                 =========      =========


 * Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                               FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1997          1996
REVENUES:
  Utility gas sales and transportation                           $ 15,068      $ 15,373
  Oil and gas related sales and other                              47,773        53,924
                                                                 --------      --------
                                                                   62,841        69,297
                                                                 --------      --------
COSTS AND EXPENSES:
  Utility gas purchased                                             9,808        12,294
  Oil and gas related costs                                        42,009        45,135
  Utility operations and maintenance                                5,222         5,137
  General and administrative                                        4,076         4,238
  Depreciation, depletion and amortization                          3,671         3,797
  Other operating expenses                                          3,419         2,211
                                                                 --------      --------
                                                                   68,205        72,812
                                                                 --------      --------
        Loss from operations                                       (5,364)       (3,515)

OTHER (INCOME) AND EXPENSE:
  Interest                                                          6,528         5,671
  Other                                                              (236)         (102)
                                                                 --------      --------

LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST                                              (11,656)       (9,084)

PROVISION (BENEFIT) FOR INCOME TAXES                               (4,403)       (3,540)
                                                                 --------      --------

LOSS BEFORE MINORITY INTEREST                                      (7,253)       (5,544)

MINORITY INTEREST                                                      10            79
                                                                 --------      --------

NET LOSS                                                         $ (7,263)     $ (5,623)
                                                                 ========      ========


NET LOSS PER COMMON SHARE                                        $ (10.91)     $  (8.26)
                                                                 ========      ========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                      666           680
                                                                 ========      ========

The accompanying notes are an integral part of these condensed financial statements

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                               FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (7,263)     $ (5,623)
                                                                 --------      --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depletion, depreciation and amortization                        3,671         3,858
    Other, net                                                     (4,977)       (2,150)
                                                                 --------      --------
                                                                   (8,569)       (3,915)
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                               8,650        15,581
  Gas in storage                                                  (13,513)      (15,127)
  Other assets                                                     (1,210)      (11,809)
  Accounts payable and other current liabilities                   11,645           237
  Taxes payable                                                    (2,149)         (208)
  Overrecovered gas costs                                            (740)         (784)
  Other                                                            (2,607)       (3,106)
                                                                 --------      --------
        Net cash provided (used) by operating activities           (8,493)      (19,131)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                   (5,920)       (7,885)
  Other investing activities                                          213           821
                                                                 --------      --------
        Net cash used in investing activities                      (5,707)       (7,064)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       37,400
  Principal payments on long-term debt                                          (48,440)
  Short-term borrowings, net                                       19,041        27,408
  Other financing activities                                         (478)         (704)
                                                                 --------      --------
        Net cash provided by (used in) financing activities        18,563        15,664
                                                                 --------      --------
        Net increase (decrease) in cash and cash equivalents        4,363       (10,531)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       20,814        14,197
                                                                 --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 25,177      $  3,666
                                                                 ========      ========

The accompanying notes are an integral part of these condensed financial statements

                          ENERGY CORPORATION OF AMERICA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.       Nature of Organization

         Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation. The Company is an independent integrated energy company that, through its subsidiaries, is primarily engaged in operating a natural gas distribution system in West Virginia and oil and gas operations in West Virginia and Pennsylvania. The Company also is engaged in the exploration and production of oil and natural gas in other parts of the United States, primarily in the Rocky Mountains, and New Zealand. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

2.       Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

         The management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Contingencies

         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.


4.       Long-Term Debt

         At September 30, 1997, June 30, 1997 and September 30, 1996 long-term debt consisted of the following (in thousands):

                                                               September 30       June 30       September
                                                                   1997             1997           1996
ECA senior subordinate notes, interest at 9.5% payable
  semi-annually, due May 15, 2007                               $  200,000       $  200,000
Eastern revolving credit facility                                                                $ 140,017
Westside revolving facility                                                                         18,500
ESC senior secured note, interest at 10.75% payable
  quarterly, due October 1, 2005                                                                    35,000
Mountaineer unsecured senior notes, interest at 7.59%
  payable semi-annually, due October 1, 2010                        60,000           60,000         60,000
Installment notes payable, collateralized by deeds of trust,
  at interest rates ranging from 7% to 8%, respectively                133              144            144
                                                                ----------       ----------      ---------
                                                                   260,133          260,144        253,661
Less current position                                                  (55)             (55)           (55)
                                                                ----------       ----------      ---------
                                                                   260,078          260,089        253,606
                                                                ==========       ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

         Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended September 30, 1997 and 1996, respectively, are presented below.

                              RESULTS OF OPERATIONS

         NET INCOME. The Company recorded a net loss of $7,263,000 for the three months ending September 30, 1997, compared to a net loss of $5,623,000 for the same period in 1996. The increase in net loss for the periods is primarily attributable to a $6,456,000 decrease in revenue partially offset by a $4,607,000 decrease in costs and expenses.

         REVENUES. Total revenues decreased $6,456,000 or 9.32% during the periods. The decrease was due to a 1.98% decrease in utility gas sales and transportation, a 9.44% decrease in gas marketing and pipeline sales and a 29.96% decrease in oil and gas sales. Revenues from utility gas sales and transportation decreased 1.98% from $15,373,000 during the quarter ending September 30, 1996 to $15,068,000 in the quarter ending September 30, 1997. The decrease is primarily attributable to lower gas sales to industrial customers as well as lower transportation revenues resulting from lower gas usage by commercial customers and a decrease in the amount of firm capacity reservation fees by transportation customers. Revenues from gas marketing and pipeline sales decreased 9.44% from $41,493,000 during the quarter ending September 30, 1996 to $37,577,000 in the quarter ending September 30, 1997. The decrease in revenue is primarily attributable to a 9.58% decline in marketed volumes from 16.7 Bcfe at September 30, 1996 to 15.1 Bcfe at September 30, 1997. Revenues from oil and gas sales decreased 29.96% from $8,706,000 at September 30, 1996 to $6,359,000 at September 30, 1997. The decrease in revenue is primarily attributable to a 26.47% decline in Mcfe units sold from 3.4 Bcfe at September 30, 1996 to 2.5 Bcfe at September 30, 1997, as well as, a 3.08% decline in average unit sales price from $2.60 per Mcfe to $2.52 per Mcfe for the respective periods. The 26.47% decline in units sold in the two periods was as a result of the sale of the Company's limited partnership interests in Westside Operating Partners Limited Partnership. The sale occurred in March 1997. For the quarter ending September 30, 1996 approximately .9 Bcfe and $2,496,000 in oil and gas revenue was attributable to the limited partnership interests sold.

         COSTS AND EXPENSES. The Company's costs and expenses decreased $4,607,000 or 6.33% during this period primarily as the result of a $2,486,000 decline in the cost of utility gas purchased, a $1,523,000 decline in gas marketing costs and a $1,599,000 decline in the field and lease operating expense partially offset by a $965,000 impairment and exploratory charge to current period operations. The decline in the cost of utility gas purchased was the result of a $2,840,000 decrease in demand charges resulting from a rate settlement with Columbia Gas Transmission in April 1997, partially offset by an increase in commodity gas purchase costs of $355,000 or $.38/Mcf sold. The decline in gas marketing and pipeline costs was the result of an 8.09% decline in marketed volumes partially offset by a 5.83% increase in per unit gas costs. The $1,599,000 decline in field and lease operating expense was primarily the result of the reduction in operating costs of $1,138,000 associated with the sale of the limited partnership interests previously discussed. General and administrative and operations and maintenance expenses were comparable between the two periods. Depreciation and amortization related to non-depleting assets totaled $1,533,000 for the quarter ending September 30, 1997 and $1,460,000 for the quarter ending September 30, 1996. Depletion of oil and gas properties total $2,138,000 and $2,337,000 respectively for the periods. Impairment and exploratory costs increased $964,000 for the current period as a result of the abandonment of certain exploratory prospects, impairment of certain leasehold positions and dry hole costs associated with two drilling prospects.

         INTEREST EXPENSE. Interest expense increased 15.11% from $5,671,000 to $6,528,000 in the current year. The increase was due to higher average balance of short-term borrowings outstanding during the current period and higher short-term interest rates, as well as higher effective interest rates and greater outstanding long-term debt balances between the two periods.

         INCOME TAX BENEFIT. The provision for income taxes (benefit) increased $863,000 as a result of an increase in pre-tax book operating loss.


                         LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company used approximately $8,493,000 in net cash for operations for the three month period ending September 30, 1997. The seasonality of the Company's utility operation accounted for the major portion of this usage. Additionally the Company invested approximately $3,600,000 in oil and gas exploration activities and $2,300,000 in utility plant improvements. The net cash used in operations and the net cash invested in asset additions were funded primarily through short-term borrowings. The Company plans to continue to pursue capital investment opportunities both domestically and internationally. Management believes that the Company has adequate capital resource to meet its operating requirements and to pursue capital investment opportunities.

         CREDIT FACILITIES. The Company and its operating subsidiaries of the Company have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding at September 30, 1997 and (ii) $73 million in unsecured, revolving bank lines of credit, under which approximately $35 million was drawn at September 30, 1997.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      27       Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Denver, State of Colorado, on the ____ day of November, 1997.


                                       ENERGY CORPORATION OF AMERICA


                                       By: /s/  JOHN MORK
                                       -----------------------------------
                                       John Mork
                                       Chief Executive Officer and Director


                                       By: /s/  JOSEPH E. CASABONA
                                       -----------------------------------
                                       Joseph E. Casabona
                                       Executive Vice President and Director


                                       By: /s/  J. MICHAEL FORBES
                                       -----------------------------------
                                       J. Michael Forbes
                                       Vice President and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

27                Financial Data Schedule