Form 10-Q
period 1997-12-31
ENERGY CORP OF AMERICA
filed 1998-02-17
CIK 32880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

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

   The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at December 31, 1997 was 667,235 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                                                               PAGES
                                                                                                               -----
PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                       December 31, 1997 (unaudited) and June 30, 1997............................................3

                  Unaudited Condensed Consolidated Statements of Operations
                       For the six months and three months ended December 31, 1997 and 1996.......................5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                       For the six months ended December 31, 1997 and 1996........................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

                  Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operation.........................................................9



PART II  OTHER INFORMATION

         Item 1. Legal Proceedings...............................................................................13

         Item 2. Changes In Securities...........................................................................13

         Item 3. Defaults Upon Senior Securities.................................................................13

         Item 4. Submission of Matters to a Vote of Security Holders.............................................13

         Item 5. Other Information...............................................................................13

         Item 6. Exhibits and Reports on Form 8-K................................................................13

         Signatures..............................................................................................14

         Exhibit Index...........................................................................................15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    1997              1997
                                                                                 (UNAUDITED)            *
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 16,146          $ 20,814
  Accounts receivable, net of allowance for doubtful accounts of
    $828 and $1,660, respectively                                                   53,449            37,923
  Gas in storage, at average cost                                                   18,055            12,810
  Prepaid and other current assets                                                   8,025             8,646
                                                                                  --------          --------

        Total current assets                                                        95,675            80,193
                                                                                  --------          --------

Property, plant and equipment, net of accumulated depreciation
     depletion and amortization of $98,657 and $89,491, respectively               318,490           313,971
                                                                                  --------          --------

OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of
    $951 and $452, respectively                                                      9,968             9,956
  Deferred utility charges                                                          17,771            18,259
  Other                                                                             11,300            12,378
                                                                                  --------          --------

        Total other assets                                                          39,039            40,593
                                                                                  --------          --------

TOTAL                                                                             $453,204          $434,757
                                                                                  --------          --------

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                DECEMBER 31,          JUNE 30,
                                                                                   1997                 1997
                                                                                (UNAUDITED)               *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $  33,184           $  31,046
  Short-term debt                                                                   43,086              15,724
  Accrued taxes payable                                                              9,499               7,774
  Overrecovered gas costs                                                            8,172               9,650
  Other current liabilities                                                         14,569              15,469
                                                                                 ---------           ---------

        Total current liabilities                                                  108,510              79,663

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION:
  Long-term debt                                                                   260,068             260,089
  Gas delivery obligation and deferred trust revenue                                17,306              18,580
  Deferred income taxes                                                             28,998              32,018
  Other long-term obligations                                                       13,698              14,000
                                                                                 ---------           ---------
        Total liabilities                                                          428,580             404,350
                                                                                 ---------           ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                    1,677               1,809
                                                                                 ---------           ---------
STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    717 and 714 shares issued in 1997 and 1996, respectively                           717                 714
  Additional paid-in capital                                                         4,371               4,221
  Retained earnings                                                                 21,797              27,249
  Treasury stock and notes receivable arising from issuance
    of common stock                                                                 (3,782)             (3,435)
  Cumulative foreign currency translation adjustment                                  (156)               (151)
                                                                                 ---------           ---------
        Total Stockholders' equity                                                  22,947              28,598
                                                                                 ---------           ---------
TOTAL                                                                            $ 453,204           $ 434,757
                                                                                 =========           =========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,                             DECEMBER 31,
                                                       1997                1996                1997                1996
REVENUES:
  Utility gas sales and transportation              $  56,801           $  56,561           $  71,869           $  71,935
  Oil and gas related sales and other                  51,723              56,932              99,497             110,855
                                                    ---------           ---------           ---------           ---------
                                                      108,524             113,493             171,366             182,790
                                                    ---------           ---------           ---------           ---------
COSTS AND EXPENSES:
  Utility gas purchased                                30,678              35,528              40,486              47,822
  Oil and gas related costs                            46,167              46,842              88,176              91,977
  Utility operations and maintenance                    4,965               4,839              10,188               9,976
  General and administrative                            6,647               5,448              10,723               9,686
  Depreciation, depletion and amortization              5,322               5,276               8,993               9,073
  Other operating expenses                              5,465               6,341               8,884               8,553
                                                    ---------           ---------           ---------           ---------
                                                       99,244             104,274             167,450             177,087
                                                    ---------           ---------           ---------           ---------
        Income from operations                          9,280               9,219               3,916               5,703

OTHER (INCOME) AND EXPENSE:
  Interest                                              6,807               6,047              13,335              11,718
  Other                                                  (866)               (199)             (1,103)               (301)
                                                    ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                3,339               3,371              (8,316)             (5,714)

PROVISION (BENEFIT) FOR INCOME TAXES                    1,258               1,141              (3,145)             (2,400)
                                                    ---------           ---------           ---------           ---------

LOSS BEFORE MINORITY INTEREST                           2,081               2,230              (5,171)             (3,314)

MINORITY INTEREST                                          21                 136                  32                 215
                                                    ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                   $   2,060           $   2,094           $  (5,203)          $  (3,529)
                                                    =========           =========           =========           =========

Net income (loss) per common share                  $    3.10           $    3.11           $   (7.83)          $   (5.22)

Net income (loss) per common share,
   assuming dilution                                $    3.10           $    3.10           $   (7.83)          $   (5.20)


The accompanying notes are an integral part of these condensed financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               FOR THE SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                               1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (5,203)          $ (3,529)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depletion, depreciation and amortization                  8,993              9,073
    Other, net                                              (10,089)            (6,889)
                                                           --------           --------
                                                             (6,299)            (1,345)
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                        (6,638)           (11,520)
  Gas in storage                                             (5,245)            (5,011)
  Other assets                                                  476             (9,391)
  Accounts payable and other current liabilities              3,538             15,963
  Taxes payable                                                 276                614
  Overrecovered gas costs                                    (1,478)            (1,023)
  Other                                                        (739)            (6,125)
                                                           --------           --------
        Net cash used by operating activities               (16,109)           (17,838)
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment            (15,106)           (16,588)
  Other investing activities                                    325              3,241
                                                           --------           --------
        Net cash used in investing activities               (14,781)           (13,347)
                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                      62,200
  Principal payments on long-term debt                          (21)           (71,382)
  Short-term borrowings, net                                 27,362             34,813
  Other financing activities                                 (1,119)            (1,185)
                                                           --------           --------
        Net cash provided by financing activities            26,220             24,446
                                                           --------           --------
        Net decrease in cash and cash equivalents            (4,668)            (6,739)

Cash and Cash Equivalents, Beginning of Period               20,814             14,200
                                                           --------           --------
Cash and Cash Equivalents, End of Period                   $ 16,146           $  7,461
                                                           ========           ========

The accompanying notes are an integral part of these financial statements.

                          ENERGY CORPORATION OF AMERICA
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


1.   Nature of Organization

     Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation. The Company is an independent integrated energy company that, through its subsidiaries, is primarily engaged in operating a natural gas distribution system in the Mid-Atlantic area and oil and gas operations in the Rocky Mountain and Appalachian Basins. The Company also is engaged in the exploration for oil and natural gas in other parts of the United States and New Zealand. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.


2.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

     The management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


3.   Contingencies

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.

3.   Earnings per Share

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations is as follows:


                                          For the Three Months Ended                   For the Six Months Ended
                                               December 31, 1997                          December 31, 1997
                                   -----------------------------------------  -----------------------------------------
                                       Income            Shares     Per-Share     Income             Shares       Per-Share
                                    (Numerator)      (Denominator)   Amount     (Numerator)       (Denominator)     Amount
Basic and Diluted Earnings per Share
   Income available to common
      shareholders                 $ 2,060,000         663,812     $   3.10     $(5,203,000)         664,649     $  (7.83)
                                   ===========         =======     ========     ===========          =======     ========

                                              For the Three Months Ended                 For the Six Months Ended
                                                   December 31, 1996                         December 31, 1996
                                    -----------------------------------------   -------------------------------------------
                                       Income            Shares     Per-Share     Income             Shares       Per-Share
                                    (Numerator)      (Denominator)   Amount     (Numerator)       (Denominator)     Amount
 Basic Earnings per Share
    Income available to common
      shareholders                 $ 2,094,000         672,534     $   3.11     $(3,529,000)         676,018     $  (5.22)
                                                                   ========                                      ========

Effect of Dilutive Securities
   Options                                  --           2,987                           --            2,987
                                   -----------         -------                  -----------          -------
Diluted Earnings per Share
   Income available to common
      shareholders plus assumed
      conversions                  $ 2,094,000         675,521     $   3.10     $(3,529,000)         679,005     $  (5.20)
                                   ===========         =======     ========     ===========          =======     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six month periods ended December 31, 1997 and 1996.



COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED DECEMBER 31, 1996

         NET INCOME. The Company recorded net income of $2.1 million for the three months ending December 31, 1997, compared to net income of $2.1 million for the same period in 1996. The comparability in net income for the periods is primarily attributable to a $5.0 million decrease in revenue offset by a $5.0 million decrease in costs and expenses.

         REVENUES. Total revenues decreased $5.0 million or 4.38% during the periods. The decrease was due to an 8.70% decrease in gas marketing and pipeline sales and a 28.35% decrease in oil and gas sales, which were partially offset by a $0.7 million increase in other operating revenue. Revenues from gas marketing and pipeline sales decreased 8.70% from $44.3 million during the quarter ending December 31, 1996 to $40.4 million in the quarter ending December 31, 1997. The decrease in revenue is primarily attributable to a 7.72% decline in marketed volumes from 15.0 Bcfe at December 31, 1996 to 13.8 Bcfe at December 31, 1997. The decrease in volumes is a result of a change in pipeline sales and transportation components, discontinued pipeline sales to a customer, and reduced volumes associated with trading activities. Revenues from oil and gas sales decreased 28.35% from $9.1 million at December 31, 1996 to $6.5 million at December 31, 1997. The decrease in revenue is primarily attributable to a 33.07% decline in Mcfe units sold from 3.4 Bcfe at December 31, 1996 to 2.3 Bcfe at December 31, 1997, which was partially offset by a 7.06% increase in the average unit sales price from $2.63 to $2.82 per Mcfe for the respective periods. The 33.07% decline in units sold between December 31, 1996 and 1997 was primarily as a result of (i) the sale of the Company's limited partnership interests in Westside Operating Partners Limited Partnership which accounted for 947,000 Mcfe and 83.0% decline in units sold and (ii) 194,000 Mcfe and 17% decline in units sold from continuing oil and gas activity. The sale occurred in March 1997. For the quarter ending December 31, 1996 approximately 0.9 Bcfe and $2.7 million in oil and gas revenue was attributable to the limited partnership interests sold. Other operating revenues increased $0.7 million between the periods primarily as a result of increased cogeneration revenues due to increased distributions from the Company's limited partnership interest.

         COSTS AND EXPENSES. The Company's costs and expenses decreased $5.0 million or 4.82% during this period primarily as the result of a $4.8 million decline in the cost of utility gas purchased, a $1.2 million decline in the field and lease operating expense and a $1.2 million decline in impairment and exploratory costs which are partially offset by a $1.2 million increase in general and administrative expense. The decline in the cost of utility gas purchased was primarily the result of a $2.3 million decrease in demand charges resulting from a rate settlement with Columbia Gas Transmission Corporation in April 1997 and a $3.3 million decrease in commodity gas purchase costs. The $1.2 million decline in field and lease operating expense was the result of the reduction in operating costs associated with the sale of the limited partnership interests previously discussed. General and administrative expenses increased $1.2 million primarily as a result of the acquisition of Mapcom Systems, Inc. and increased expenditures related to the utility operations. Depreciation and amortization related to non-depleting assets and depletion of oil and gas properties were comparable between the periods. Impairment and exploratory costs decreased $1.2 million for the current period as a result of the abandonment of certain exploratory prospects, impairment of certain leasehold positions and dry hole costs associated with three drilling prospects in the prior period.

          INTEREST EXPENSE. Interest expense increased 12.57% from $6.0 million to $6.8 million in the current year. The increase was due to higher interest rates between the two periods.

          OTHER (INCOME) EXPENSE. Other income increased $0.7 million primarily due to increased interest income and the reversal of certain long-term obligations that had been satisfied.

          INCOME TAX EXPENSE. The provision for income taxes was comparable between the two periods.


COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED DECEMBER 31, 1996

          NET INCOME. The Company recorded a net loss of $5.2 million for the six months ending December 31, 1997, compared to a net loss of $3.5 million for the same period in 1996. The increase in net loss for the periods is primarily attributable to a $11.4 million decrease in revenue partially offset by a $9.6 million decrease in costs and expenses.

          REVENUES. Total revenues decreased $11.4 million or 6.25% during the periods. The decrease was due to a 9.05% decrease in gas marketing and pipeline sales and a 27.67% decrease in oil and gas sales, which were partially offset by a $1.1 million increase in other operating revenue. Revenues from gas marketing and pipeline sales decreased 9.05% from $85.8 million during the period ending December 31, 1996 to $78.0 million in the period ending December 31, 1997. The decrease in revenue is primarily attributable to an 8.59% decline in marketed volumes from 31.7 Bcfe at December 31, 1996 to 29.0 Bcfe at December 31, 1997. The decrease in volumes is a result of a change in pipeline sales and transportation components, discontinued pipeline sales to a customer, and reduced volumes associated with trading activities. Revenues from oil and gas sales decreased 27.67% from $17.8 million at December 31, 1996 to $12.9 million at December 31, 1997. The decrease in revenue is primarily attributable to a 29.25% decline in Mcfe units sold from 6.8 Bcfe at December 31, 1996 to 4.8 Bcfe, which was partially offset by a 2.60% increase in the average unit sales price from $2.63 to $2.70 per Mcfe for the respective periods. The 29.25% decline in units sold between December 31, 1996 and 1997 was primarily as a result of (i) the sale of the Company's limited partnership interests in Westside Operating Partners Limited Partnership which accounted for 1,671,000 Mcfe and 94.1% decline in units sold and (ii) 116,000 Mcfe and 5.9% decline in units sold from continuing oil and gas activity. The sale occurred in March 1997. For the period ending December 31, 1996 approximately 1.9 Bcfe and $5.2 million in oil and gas revenue was attributable to the limited partnership interests sold. Other operating revenues increased $1.1 million between the periods primarily as a result of increased cogeneration revenues due to increased distributions from the Company's limited partnership interest.

          COSTS AND EXPENSES. The Company's costs and expenses decreased $9.6 million or 5.44% during this period primarily as the result of a $7.3 million decline in the cost of utility gas purchased and a $2.8 million decline in the field and lease operating expense which are partially offset by a $1.0 million increase in general and administrative expense. The decline in the cost of utility gas purchased was the result of a $5.1 million decrease in demand charges resulting from a rate settlement with Columbia Gas Transmission in April 1997 and a $2.9 million decrease in commodity gas purchase costs. The $2.8 million decline in field and lease operating expense was primarily the result of the reduction in operating costs of $2.3 million associated with the sale of the limited partnership interests previously discussed. General and administrative expenses increased $1.0 million primarily as a result of the acquisition of Mapcom Systems, Inc. and increased expenditures related to the utility operations. Depreciation and amortization related to non-depleting assets and depletion of oil and gas properties were comparable between the periods.

          INTEREST EXPENSE. Interest expense increased 13.80% from $11.7 million to $13.3 million in the current year. The increase was due to higher interest rates between the two periods.

          OTHER (INCOME) EXPENSE. Other income increased $0.8 million primarily due to increased interest income and the reversal of certain long-term obligation that had been satisfied.

          INCOME TAX BENEFIT. The benefit for income taxes increased $0.7 million as a result of an increase in pre-tax book operating loss.


LIQUIDITY AND CAPITAL RESOURCES

          CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree-days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company used approximately $16.1 million in net cash for operations for the six-month period ending December 31, 1997. The semiannual interest payment of $9.1 million on the Company's senior subordinated notes and the seasonality of the Company's utility operations accounted for the major portion of this usage. Additionally the Company invested approximately $6.5 million in oil and gas exploration and development activities and $7.0 million in utility plant improvements. The net cash used in operations and the net cash invested in asset additions were funded primarily through short-term borrowings. The Company plans to continue to pursue capital investment opportunities both domestically and internationally. Management believes that the Company has adequate capital resource to meet its operating requirements and to pursue capital investment opportunities.

          DEVELOPMENT ACTIVITIES AND ACQUISITIONS. The Company has drilled 14 gross (5.09 net) development wells and 11 gross (3.72 net) exploratory wells year to date through December 31, 1997. Of these, 13 gross (4.65 net) wells are on line and producing. During the same period, the Company has drilled 5 gross (2.18 net) dry holes, of which 3 gross (1.18 net) were exploratory.

          In November 1997, the Company acquired Mapcom Systems, Inc. which is a data conversion and software development company for approximately $1.4 million.

          CREDIT FACILITIES. The Company and its operating subsidiaries of the Company have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding at December 31, 1997 and (ii) $73 million in unsecured, revolving bank lines of credit, under which approximately $43.1 million was drawn at December 31, 1997.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) 27  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Denver, State of Colorado, on the __ day of February, 1998.


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