Form 10-Q
period 1998-03-31
ENERGY CORP OF AMERICA
filed 1998-05-15
CIK 32880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[ ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM        TO
                                                          -------    -------

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X*     No
                                         -----       ------

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on August 13, 1997.


The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at March 31, 1998 was 664,995 shares.

                          ENERGY CORPORATION OF AMERICA


                                TABLE OF CONTENTS


                                                                                                               PAGES
                                                                                                               -----
PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                       March 31, 1998 (unaudited) and June 30, 1997...............................................3

                  Unaudited Condensed Consolidated Statements of Operations
                       For the three months and nine months ended March 31, 1998 and 1997.........................5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                       For the nine months ended March 31, 1998 and 1997..........................................6

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

         Signatures..............................................................................................14

         Exhibit Index...........................................................................................15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------

                                                                            MARCH 31,     JUNE 30,
                                                                              1998         1997
                                                                          (UNAUDITED)        *
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 12,455      $ 20,814
  Accounts receivable, net of allowance for doubtful accounts of
    $966 and $1,660, respectively                                            54,436        37,923
  Gas in storage, at average cost                                             4,999        12,810
  Prepaid and other current assets                                            7,935         8,646
                                                                           --------      --------

        Total current assets                                                 79,825        80,193
                                                                           --------      --------

Property, plant and equipment, net of accumulated depreciation
     depletion and amortization of $104,595 and $89,491, respectively       320,161       313,971
                                                                           --------      --------

OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of
    $1,207 and $452, respectively                                             9,801         9,956
  Deferred utility charges                                                   18,963        18,259
  Notes receivable                                                           14,844         7,303
  Other                                                                       3,995         5,075
                                                                           --------      --------

        Total other assets                                                   47,603        40,593


TOTAL                                                                      $447,589      $434,757
                                                                           ========      ========


  * Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)


-----------------------------------------------------------------------------------------------

                                                                   MARCH 31       JUNE 30,
                                                                     1998           1997
                                                                  (UNAUDITED)         *
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $  32,277       $  31,046
  Short-term debt                                                    22,478          15,724
  Accrued taxes payable                                              12,727           7,774
  Overrecovered gas costs                                             7,462           9,650
  Other current liabilities                                          15,907          15,469
                                                                  ---------       ---------

        Total current liabilities                                    90,851          79,663

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION:
  Long-term debt                                                    260,886         260,089
  Gas delivery obligation and deferred trust revenue                 16,712          18,580
  Deferred income taxes                                              32,077          32,018
  Other long-term obligations                                        13,560          14,000
                                                                  ---------       ---------

        Total liabilities                                           414,086         404,350
                                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                     2,042           1,809
                                                                  ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    719 and 714 shares issued in 1998 and 1997, respectively            719             714
  Additional paid-in capital                                          4,500           4,221
  Retained earnings                                                  30,684          27,249
  Treasury stock and notes receivable arising from issuance
    of common stock                                                  (4,082)         (3,435)
  Cumulative foreign currency translation adjustment                   (360)           (151)
                                                                  ---------       ---------

        Total Stockholders' equity                                   31,461          28,598
                                                                  ---------       ---------

TOTAL                                                             $ 447,589       $ 434,757
                                                                  =========       =========

  * Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                       MARCH 31,                       MARCH 31,
                                                   1998           1997            1998          1997
REVENUES:
  Utility gas sales and transportation          $  64,642      $  75,030       $ 136,510      $ 146,965
  Oil and gas related sales and other              39,608         47,333         139,270        158,188
  Contract settlement                              10,100             --          10,100             --
                                                ---------      ---------       ---------      ---------
                                                  114,350        122,363         285,880        305,153
                                                ---------      ---------       ---------      ---------
COSTS AND EXPENSES:
  Utility gas purchased                            33,432         37,883          73,918         85,705
  Oil and gas related costs                        32,195         36,098         120,371        128,075
  Utility operations and maintenance                5,530          5,504          15,717         15,480
  General and administrative                        6,840          6,793          17,563         16,479
  Depreciation, depletion and amortization          6,564          5,907          15,557         14,980
  Other operating expenses                          6,266         10,099          15,150         18,652
                                                ---------      ---------       ---------      ---------
                                                   90,827        102,284         258,276        279,371
                                                ---------      ---------       ---------      ---------
        Income from operations                     23,523         20,079          27,604         25,782

OTHER (INCOME) AND EXPENSE:
  Interest                                          6,545          5,287          19,880         17,005
  Other                                             1,241         (8,456)            303         (8,757)
                                                ---------      ---------       ---------      ---------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                           15,737         23,248           7,421         17,534

PROVISION FOR INCOME TAXES                          5,919          7,360           2,774          4,960
                                                ---------      ---------       ---------      ---------

INCOME BEFORE MINORITY INTEREST                     9,818         15,888           4,647         12,574

MINORITY INTEREST                                     366            124             398            339
                                                ---------      ---------       ---------      ---------

NET INCOME                                      $   9,452      $  15,764       $   4,249      $  12,235
                                                =========      =========       =========      =========

Net income per common share                     $   14.19      $   23.41       $    6.39      $   18.12
Net income per common share,
   assuming dilution                            $   14.19      $   23.35       $    6.39      $   18.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)


-------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  4,249       $ 12,235
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depletion, depreciation and amortization                        15,557         15,645
    Other, net                                                      (3,725)        (2,524)
                                                                  --------       --------
                                                                    16,081         25,356
Changes in Assets and Liabilities
  Accounts receivable                                              (16,513)       (26,447)
  Gas in storage                                                     7,811          5,993
  Other assets                                                         711            957
  Accounts payable and other current liabilities                     1,231          2,249
  Taxes payable                                                      4,953          1,515
  Overrecovered gas costs                                           (2,188)        (1,521)
  Other                                                             (1,680)        (1,403)
                                                                  --------       --------
        Net cash provided by operating activities                   10,406          6,699
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                   (24,204)       (21,555)
  Other investing activities                                           481         12,004
                                                                  --------       --------
        Net cash used in investing activities                      (23,723)        (9,551)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                         71,000
  Principal payments on long-term debt                                 (37)       (84,223)
  Short-term borrowings, net                                         6,754         18,222
  Other financing activities                                        (1,759)        (2,013)
                                                                  --------       --------
        Net cash provided by financing activities                    4,958          2,986
                                                                  --------       --------
        Net increase (decrease) in cash and cash equivalents        (8,359)           134

Cash and Cash Equivalents, Beginning of Period                      20,814         14,197
                                                                  --------       --------

Cash and Cash Equivalents, End of Period                          $ 12,455       $ 14,331
                                                                  ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.       Nature of Organization

         Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern"). The Company is an independent integrated energy company that, through its subsidiaries, is primarily engaged in operating a natural gas distribution system in the Mid-Atlantic area and oil and gas operations in the Rocky Mountain and Appalachian Basins. The Company also is engaged in the exploration of oil and natural gas in other parts of the United States and New Zealand. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.


2.       Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly financial statements included herein.

         Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


3.       Contract Settlement

         On February 16, 1998, the Company terminated its long-term gas supply agreement with a purchaser effective June 30, 1998 or earlier under certain conditions for $22 million. The consideration is payable in sixteen quarterly installments plus interest at 8% beginning October 1, 1998. The purchaser is renegotiating its long-term power supply contract with its customer. In the event the purchaser completes the renegotiations, receiving a cash settlement, the total consideration will be paid immediately. The Company has discounted the receivable to a market rate of interest and further discounted the receivable pending the outcome of uncertainties surrounding the purchaser renegotiations and cash settlement.

4.        Earnings per Share

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

                                                FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                       MARCH 31, 1998                           MARCH 31, 1998
                                       -------------------------------------------  -----------------------------------------
                                           INCOME          SHARES       PER-SHARE      INCOME          SHARES       PER-SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
Basic and Diluted Earnings per Share
   Income available to common
      shareholders                        $9,452,000         665,897      $14.19      $4,249,000         665,064      $ 6.39
                                          ==========      ==========      ======      ==========      ==========      ======


                                             FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                                     MARCH 31, 1997                               MARCH 31, 1997
                                  ----------------------------------------------- ---------------------------------------------
                                        INCOME           SHARES        PER-SHARE     INCOME            SHARES        PER-SHARE
                                      (NUMERATOR)     (DENOMINATOR)      AMOUNT    (NUMERATOR)      (DENOMINATOR)      AMOUNT
Basic Earnings per Share
   Income available to common
      shareholders                    $15,764,000          673,514      $   23.41   $12,235,000          675,172      $   18.12
                                                                        =========                                     =========

Effect of dilutive stock options               --            1,493                           --            1,493
                                      -----------      -----------                  -----------       ----------

Diluted Earnings per Share
   Income available to common
      shareholders plus assumed
      conversions                     $15,764,000          675,007      $   23.35   $12,235,000          676,665      $   18.08
                                      ===========      ===========      =========   ===========       ==========      =========


5.        Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

         Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and nine month periods ended March 31, 1998 and 1997.



COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1997

          NET INCOME. The Company recorded net income of $9.5 million for the three months ending March 31, 1998, compared to net income of $15.8 million for the same period in 1997. The decrease in net income for the periods is attributable to an $8.0 million decrease in revenue and a $9.7 million decrease in other income offset by a $11.5 million decrease in costs and expenses.

          REVENUES. Total revenues decreased $8.0 million or 6.5% during the periods. The decrease was due to a 13.9% decrease in utility gas sales and transportation, an 18.3% decrease in gas marketing and pipeline sales, a 36.3% decrease in oil and gas sales, offset by a $11.6 million increase in other revenue. Revenues from utility gas sales and transportation decreased $10.4 million from $75.0 million during the quarter ending March 31, 1997 to $64.6 million in the quarter ending March 31, 1998. The decrease is primarily due to
1.9 million mcf less in volumes of gas sold as a result of warmer weather in the current period, 773 fewer degree days, partially offset by an increase in transportation revenue due to increased usage by commercial and industrial customers. Revenues from gas marketing and pipeline sales decreased $6.3 million from $34.5 million during the quarter ending March 31, 1997 to $28.2 million in the quarter ending March 31, 1998. The decrease in revenue is primarily attributable to a 17.4% decrease in the average unit price and a 1.2% decline in marketed volumes from 10.8 million dth at March 31, 1997 to 10.7 million dth at March 31, 1998. The decrease in volumes is a result of reduced volumes associated with trading activities. Revenues from oil and gas sales decreased $3.3 million from $9.2 million at March 31, 1997 to $5.9 million at March 31, 1998. The decrease in revenue is primarily attributable to a 27.0% decline in Mcfe units sold from 3.2 Bcfe at March 31, 1997 to 2.3 Bcfe at March 31, 1998 and a 12.8% decrease in the average unit sales price from $2.86 to $2.50 per Mcfe for the respective periods. The 27.0% decline in units sold between March 31, 1997 and 1998 was primarily as a result of the sale of the Company's limited partnership interests in Westside Operating Partners Limited Partnership ("WOPLP") which accounted for 0.9 Bcfe of the decline in units sold, which was partially offset by an increase of 0.1 Bcfe from the production of the Company's drilling program. The sale of WOPLP occurred in March 1997. Other operating revenues increased $11.6 million between the periods primarily as a result of an agreement to terminate an existing long-term gas delivery contract. See Contract Settlement discussion below.

          COSTS AND EXPENSES. The Company's costs and expenses decreased $11.5 million or 11.2% during this period primarily as the result of a $4.5 million decline in the cost of utility gas purchased, a $4.4 million decline in gas marketing and pipeline costs and a $1.3 million decline in impairment and exploratory costs. The decline in the cost of utility gas purchased was primarily the result of decreased volumes and a decrease in the price of commodity gas of approximately $0.30 per Mcf sold offset by a $4.3 million increase in demand charges resulting from a rate settlement with Columbia Gas Transmission Corporation in the prior period. The $4.4 million decline in gas marketing and pipeline costs was the result of an 83,000 dth decline in volumes marketed which was partially offset by a $0.39 decrease in the average unit cost. Impairment and exploratory costs decreased $1.3 million for the current period due to provisions recognized in the prior period for the abandonment of certain exploratory prospects, impairment of certain leasehold positions and dry hole costs. General and administrative expenses, depreciation and amortization related to non-depleting assets and depletion of oil and gas properties were comparable between the periods.

          INTEREST EXPENSE. Interest expense increased 23.8% from $5.3 million to $6.5 million in the current year. The increase was due to a 12.6%, $29.2 million increase in long term debt due to the issuance of the Senior Subordinated Notes and increased interest rates, partially offset by a 15.5%, $4.1 million decrease in short term debt.

          OTHER (INCOME) EXPENSE. Other income decreased $9.7 million primarily due to the sale of WOPLP, resulting in a gain of $7.8 million during the quarter ended March 31, 1997 compared to a loss of $1.2 million on the sale of certain oil and gas properties during the quarter ended March 31, 1998.

          INCOME TAX EXPENSE. The provision for income taxes decreased between the two periods as a result of the decrease in pre-tax income during the current period.


COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31, 1998 AND NINE MONTHS ENDED MARCH 31, 1997

          NET INCOME. The Company recorded net income of $4.2 million for the nine months ending March 31, 1998, compared to net income of $12.2 million for the same period in 1997. The decrease in net income for the periods is primarily attributable to a $19.3 million decrease in revenue and $9.1 million decrease in other income partially offset by a $21.1 million decrease in costs and expenses.

          REVENUES. Total revenues decreased $19.3 million or 6.3% during the periods. The decrease was due to a 7.1% decrease in utility gas sales and transportation, 11.7% decrease in gas marketing and pipeline sales and a 30.6% decrease in oil and gas sales, which were partially offset by a $12.9 million increase in other operating revenue. Revenues from utility gas sales and transportation decreased $10.5 million from $147.0 million during the nine months ending March 31, 1997 to $136.5 million for the same period ending March 31, 1998. The decrease is primarily due to 1.9 million mcf less in volumes of gas sold as a result of warmer weather in the current period, partially offset by an increase in transportation revenue due to increased usage by commercial and industrial customers. Revenues from gas marketing and pipeline sales decreased $14.1 million from $120.3 million during the period ending March 31, 1997 to $106.2 million in the period ending March 31, 1998. The decrease in revenue is primarily attributable to a 4.6% decrease in the average unit price and a 6.7% decline in marketed volumes from 42.5 million dth at March 31, 1997 to 39.7 million dth at March 31, 1998. The decrease in volumes is a result of a change in pipeline sales and transportation components, discontinued pipeline sales to a customer, and reduced volumes associated with trading activities. Revenues from oil and gas sales decreased $8.3 million from $27.0 million at March 31, 1997 to $18.7 million March 31, 1998. The decrease in revenue is primarily attributable to a 28.5% decline in Mcfe units sold from 10.0 Bcfe at March 31, 1997 to 7.1 Bcfe and a 2.9% decrease in the average unit sales price from $2.71 to $2.63 per Mcfe for the respective periods. The 28.5% decline in units sold between March 31, 1997 and 1998 was primarily as a result of the sale of the Company's limited partnership interests in WOPLP which accounted for 2.7 Bcfe and 96.4% of the total decline in units sold which was partially offset by an increase of 1.6 Bcfe from the production of the Company's drilling program. The sale of WOPLP occurred in March 1997. Other operating revenues increased $12.9 million between the periods primarily as a result of an agreement to terminate an existing long-term gas delivery contract. See Contract Settlement discussion below.

          COSTS AND EXPENSES. The Company's costs and expenses decreased $21.1 million or 7.6% during this period primarily as the result of a $11.8 million decline in the cost of utility gas purchased, a $5.4 million decrease in gas marketing and pipeline costs and a $3.6 million decline in the field and lease operating expense which was partially offset by a $1.1 million increase in general and administrative expense. The decline in the cost of utility gas purchased was the result of decreased volumes and a decrease in the price of commodity gas of approximately $0.25 per Mcf sold and a $0.9 million decrease in demand charges resulting from a rate settlement with Columbia Gas Transmission Corporation in the prior period. The $5.4 million decrease in gas marketing and pipeline costs is the result of a 2.6 million dth decline in volumes marketed offset by a $0.06 increase in the average unit cost. The $3.6 million decline in field and lease operating expense was primarily the result of the reduction in operating costs of $3.5 million associated with the sale of the limited partnership interests previously discussed. General and administrative expenses increased $1.1 million primarily as a result of an acquisition, see development activities below, and increased expenditures related to utility operations. Depreciation and amortization related to non-depleting assets and depletion of oil and gas properties were relatively comparable between the periods.

          INTEREST EXPENSE. Interest expense increased 16.9% from $17.0 million to $19.9 million in the current year. The increase was due to the additional average long-term debt due to the issuance of the Senior Subordinated Notes and increased interest rates during the nine months ended March 31.

          OTHER (INCOME) EXPENSE. Other income decreased $9.0 million primarily due to the sale of WOPLP, resulting in a gain of $7.8 million compared to a loss of $1.2 million on the sale of certain oil and gas properties during the nine months ended March 31, 1998.

          INCOME TAX BENEFIT. The provision for income taxes decreased $2.2 million as a result of a decrease in pre-tax operating income.


LIQUIDITY AND CAPITAL RESOURCES

          CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree-days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company's net increase of cash flow from operations was approximately $10.4 million for the nine-months ended March 31, 1998. The seasonality of the Company's utility and oil and gas operations accounted for the major portion of the increased cash.

Additionally, the Company invested approximately $11.0 million in oil and gas exploration and development activities and $10.9 million in utility plant improvements. The net cash invested in asset additions were funded primarily through current operations and short-term borrowings. The Company plans to continue to pursue capital investment opportunities both domestically and internationally. Management believes that the Company has adequate capital resources to meet its operating requirements and to pursue capital investment opportunities.

          DEVELOPMENT ACTIVITIES AND ACQUISITIONS. The Company has drilled 18 gross (9.63 net) development wells and 21 gross (7.74 net) exploratory wells during the nine months ended March 31, 1998. Of these, 21 gross (8.09 net) wells are on line and producing. During the same period, the Company has drilled 11 gross (3.56 net) dry holes, of which 8 gross (2.32 net) were exploratory.

          In November 1997, the Company acquired a data conversion and software development company for approximately $1.4 million that was funded with existing cash.

          In March 1998, the Company acquired a 63 mile natural gas gathering and pipeline system for $1.3 million. The acquisition cost was funded with existing cash and a long-term note of $0.9 million.

          CREDIT FACILITIES. The Company and certain operating subsidiaries of the Company have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding at March 31, 1998 and (ii) $73 million in unsecured, revolving bank lines of credit, under which approximately $22.5 million was drawn at March 31, 1998.

          CONTRACT SETTLEMENT. On February 16, 1998, the Company terminated its long-term gas supply agreement with a purchaser effective June 30, 1998 or earlier under certain conditions for $22 million. The consideration is payable in sixteen quarterly installments plus interest at 8% beginning October 1, 1998. The purchaser is renegotiating its long-term power supply contract with its customer. In the event the purchaser completes the renegotiations, receiving a cash settlement, the total consideration will be paid immediately. The Company has discounted the receivable to a market rate of interest and further discounted the receivable pending the outcome of uncertainties surrounding the purchaser renegotiations and cash settlement.

          OTHER MATTERS. The Company is currently assessing its computer systems to determine any issues it may have regarding the year 2000. The Company has determined that the majority of the existing systems will be replaced through a capital project with new technology. The remaining legacy systems are projected to be in compliance with the year 2000 prior to the end of the next fiscal year. The Company does not expect there to be a material impact on the Company's business, operations, cash flow or financial condition.

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

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Denver, State of Colorado, on the 15th day of May, 1998.


                                   ENERGY CORPORATION OF AMERICA


                                   By:      /s/  JOHN MORK
                                      -------------------------------------
                                   John Mork
                                   Chief Executive Officer and Director



                                   By:      /s/  JOSEPH E. CASABONA
                                      -------------------------------------
                                   Joseph E. Casabona
                                   Executive Vice President and Director



                                   By:      /s/  J. MICHAEL FORBES
                                      -------------------------------------
                                   J. Michael Forbes
                                   Vice President and Treasurer

                                  EXHIBIT INDEX


Exhibit
Number                             Description


27                                 Financial Data Schedule