Form 10-K
period 1998-06-30
ENERGY CORP OF AMERICA
filed 1998-09-28
CIK 32880

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K



(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                From the transition period from ______ to ______


                       COMMISSION FILE NUMBER 333-29001-01


                          ENERGY CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


WEST VIRGINIA                                         84-1235822
(State  or  other  jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

4643 South Ulster Street, Suite 1100
Denver, Colorado                                80237
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:          (303) 694-2667



Securities registered pursuant to Section 12(b) of the Act:     None


Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

The aggregate market value of common stock held by non-affiliates of the registrant:

Class of Voting Stock and Number of Shares   Market Value Held by
Held by Non-affiliates at September 1, 1998  Non-affiliates
-------------------------------------------  --------------------
32,867 Shares                                Unavailable

The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at September 1, 1998 was 665,145 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I

Item 1.          Business
-------          --------

GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held, integrated energy company primarily engaged in natural gas distribution in West Virginia and in the development, production, transportation and marketing of natural gas and oil primarily in the Appalachian Basin. For the fiscal year ended June 30, 1998, the Company had total revenues of $364.3 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of $51.7 million. See Note 19 to the Consolidated Financial Statements concerning the Company's industry segments.

One of the Company's wholly owned subsidiaries, Mountaineer Gas Company ("Mountaineer"), operates the largest natural gas distribution utility in West Virginia supplying natural gas sales and transportation service to approximately 201,000 customers in 45 of the 55 counties in West Virginia. Mountaineer distributes approximately 49% of the total natural gas volumes distributed to end users in West Virginia. In fiscal 1998, Mountaineer owned and operated approximately 3,900 miles of natural gas distribution pipelines, and sold or transported approximately 62.3 Bcf of gas.

The Company is also engaged in the exploration, development, and production of natural gas and oil. The Company is one of the largest operators in the Appalachian Basin where it holds interests in 4,492 gross (2,605 net) wells, substantially all of which it operates. During the fiscal year ended June 30, 1998, approximately 43% of the natural gas sold by the natural gas distribution utility operation came from Company operated production in the Appalachian Basin. In addition, the Company has an exploration and development program in the Rocky Mountains and New Zealand, having acquired leasehold interests in approximately 397,000 gross acres (248,000 net) in the Rocky Mountain area and approximately 7,503,000 gross acres (3,751,500 net) in New Zealand. As of June 30, 1998, the Company had estimated proved reserves of 177.4 Bcfe (95.5% natural gas and 80.8% developed) with a Present Value (discounted at 10%) of $114 million. For the fiscal year ended June 30, 1998, the Company's net gas and oil production was approximately 9.3 Bcfe.

The Company is also engaged in the transportation and marketing of natural gas and oil. The Company owns and operates approximately 2,100 miles of gathering and intrastate natural gas pipelines in West Virginia and Pennsylvania. During fiscal year 1998, the Company aggregated and sold an average of 129.5 Mmcf per day of natural gas, of which 40.6 Mmcf per day represents gas produced from wells operated by the Company.

The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

NATURAL GAS DISTRIBUTION UTILITY
--------------------------------

     Mountaineer owns the largest natural gas distribution system in West Virginia, owning approximately 3,900 miles of natural gas distribution pipelines. Mountaineer provides natural gas sales and transportation service to approximately 201,000 residential, commercial, industrial and wholesale customers in 45 of the 55 counties in West Virginia, including the cities of Charleston, Beckley, Huntington and Wheeling.

Customers
 ---------

     The table below sets forth certain information with respect to the operating revenue and related gas volumes of the utility for the periods indicated:

                                               Year Ended June 30
                                               ------------------
                                           1998       1997       1996
                                           ----       ----       ----
Gas Distribution Revenue:
Residential                                69.9%      68.4%      71.2%
Commercial                                 23.4%      25.2%      23.8%
Transportation                              6.3%       5.5%       3.8%
Industrial and other                         .4%        .9%       1.2%
                                           -----      -----      -----
Total                                     100.0%     100.0%     100.0%
                                          ======     ======     ======
Gas Volumes:

Residential                                26.4%      28.2%      30.5%
Commercial                                  9.4%      11.2%      10.9%
Transportation                             64.1%      60.1%      57.9%
Industrial and other                         .1%        .5%       0.7%
                                           -----      -----      -----
Total                                     100.0%     100.0%     100.0%
                                          ======     ======     ======

Weighted average sales rate (per Mcf)  $   6.54   $   6.43   $   6.40

Average use per customer (Mcf):

Residential                                  90         99        110
Commercial                                  339        432        452
Transportation                           28,021     19,653     12,076
Industrial and other                      6,803     27,458     34,000

Average revenue per customer:
Residential                            $    599   $    653   $    722
Commercial                             $  2,121   $  2,636   $  2,765
Transportation                         $  6,908   $  4,931   $  2,226
Industrial and other                   $ 25,399   $121,377   $151,818

Average revenue per Mcf:
Residential                            $   6.66   $   6.60   $   6.56
Commercial                             $   6.26   $   6.10   $   6.12
Transportation                         $   0.25   $   0.25   $   0.19
Industrial and other                   $   3.73   $   4.42   $   4.47


Average gas cost per Mcf sold          $   3.81   $   3.96   $   3.46

Weighted average Degree Days (1)          4,941      5,275      5,535

Miles of distribution pipes               3,926      3,897      3,887

Number of customers                     201,465    200,203    199,287

___________________________
(1) Degree Days measure the amount by which the average of the high and low temperature on a given day is below 65 degrees Fahrenheit.

     More than 95% of the residential and commercial customers of the utility use natural gas for heating. Revenues, therefore, vary with the weather and temperature both seasonally and annually. Industrial demand is dependent on local business conditions, competition from other natural gas suppliers, alternate sources of energy and weather. Demand for natural gas is also affected by federal and state energy laws and regulations.

Gas Supply
----------

     During fiscal 1998, approximately 43% of the natural gas sold by Mountaineer came from Company operated production. In addition to operated production, the Company also obtains natural gas from a variety of sources, including gas purchased in the Gulf Coast and Appalachian regions of the United States. The gas purchased from producer/suppliers in the Gulf Coast region is transported through the interstate pipeline systems of Columbia Gulf Transmission Company ("Columbia Gulf"), Columbia Gas Transmission Corporation ("Columbia Gas"), and Tennessee Gas Pipeline Company ("Tennessee Gas") to the Company's local distribution facilities in West Virginia. Approximately 77% of the gas purchased in the Appalachian region is transported by Columbia Gas, with the balance transported by Tennessee Gas or directly delivered into the Company's gas utility distribution system.

     Mountaineer historically has purchased its gas supply pursuant to a balanced portfolio of intermediate term (one to five years) and short term (less than one year) contractual arrangements. The following table sets forth the volume of natural gas purchased and percentage of total volume of natural gas purchases, with respect to those suppliers accounting for five percent or more of Mountaineer's purchases for the periods indicated:


                                                            Year Ended June 30
                                                            ------------------
                                        1998                       1997                       1996
                                        ----                       ----                       ----
                             Volume (Mcf)  % of Total   Volume (Mcf)  % of Total   Volume (Mcf)  % of Total
Company operated Production    10,972,118          43%    11,364,814          39%     7,751,070          25%
Engage Energy, L.P.             3,580,939          15%     2,554,557           9%
Noble Gas Marketing             2,297,036           9%     2,787,447          10%
Equitable Resources             1,639,469           6%     2,258,074           8%     4,668,201          15%
Texaco Natural Gas              1,579,378           6%     2,346,038           8%     3,159,207          10%
Valero Gas Marketing            1,555,000           6%
Penn Union                                                                            2,701,039           9%
Natural Gas Clearinghouse                                                             1,908,762           6%
Cabot Oil and Gas                                                                     2,391,652           8%


The following table sets forth certain information relating to Mountaineer's gas supply purchases for the periods indicated:


                                  Year Ended June 30
                                  ------------------
                                   1998  1997  1996
                                   ----  ----  ----
Interstate suppliers                55%   56%   62%
Company operated production         43%   39%   25%
Other Appalachian Basin producers    2%    5%   11%
Interstate pipelines and other       -     -     2%
                                   ----  ----  ----
Total                              100%  100%  100%
                                   ====  ====  ====



Transportation and Storage Capacity
-----------------------------------

     To ensure continuous, uninterrupted service to its customers, Mountaineer has in place long-term transportation and service agreements with Columbia Gas, Columbia Gulf and Tennessee Gas. These contracts cover a wide range of transportation services and volumes, ranging from firm transportation service ("FTS") to no-notice service ("NTS") and storage with such contracts expiring on various dates ranging from October 31, 2000 through October 31, 2004. The aggregate annual reservation fees associated with such contracts totaled approximately $28,068,000 for the fiscal year ended June 30, 1998. To the extent that Mountaineer may revise its gas procurement practices so as to procure a greater percentage of its gas supply from local sources in West Virginia, such firm transportation agreements and their associated reservation fees may be phased out as such contracts expire or may be brokered and released for various periods of time.

     Gas sales and/or transportation contracts with interruption provisions have been used for load management by Mountaineer, and the gas industry as a whole, for many years. Under such contracts, the users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies.

Regulation and Rates
--------------------

   Mountaineer is regulated by the West Virginia Public Service Commission ("WVPSC"). Under traditional rate making in West Virginia, Mountaineer is prohibited from increasing its base rate unless it obtains the approval of the WVPSC. In general, the WVPSC reviews any requested base rate increase based upon an analysis of the cost of service, as adjusted for known and measurable changes in expenses and revenues, and a reasonable return on equity. In determining the overall rate of return on equity allowed in the rate proceeding, the WVPSC employs a methodology which computes both the natural gas distribution utility's cost of debt capital as well as cost of equity capital. The allowable return on equity is designed to compensate the equity owner at rates commensurate with the rate of return on investments at comparable risks. In order to determine the allowable return on equity, the WVPSC utilizes two market-oriented methodologies; the discounted cash flow and the capital asset pricing model. A further review utilized by the WVPSC to check the reasonableness of the allowable return on equity involves an analysis of the overall return required to provide reasonable interest coverage, dividend pay-out ratios and internally generated cash flow. Finally, the WVPSC utilizes a sample group of approximately ten to twelve gas distribution utilities located within and outside of West Virginia for comparison purposes with respect to its discounted cash flow calculation and the capital asset pricing model. The cost of debt capital allowed is determined by utilizing the utility's actual interest rates as set forth in its loan documents, provided the rate is determined by the WVPSC to be reasonable. While the cost of debt capital is normally based on long-term debt, if the utility uses short-term debt on a regular basis, the WVPSC may determine that such debt should be treated as a component of the utility's debt capital. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

   Any change to the rate that Mountaineer charges its customers for natural gas costs must be approved by the WVPSC. In order to obtain approval of changes to gas purchase costs, Mountaineer makes purchase gas adjustment filings with the WVPSC on an annual basis which include a forecast for the upcoming twelve month period of gas costs and a true-up mechanism for the previous period for any over or under-recovery balances. The WVPSC reviews Mountaineer's gas purchasing activities during the previous year to determine the prudence of gas purchase expenditures and to determine that dependable lower-priced supplies of natural gas are not readily available from other sources. The forecast of gas costs submitted by Mountaineer in its annual filings incorporates known and measurable pipeline fees during the upcoming period and an estimate of gas costs based on several natural gas futures indices. The WVPSC also reviews Mountaineer's forecast of gas costs in such filings for reasonableness.

  All of the requests of natural gas distribution utilities in West Virginia for rate changes are reviewed by the staff of the WVPSC as well as the Consumer Advocate Division of the WVPSC. The Consumer Advocate Division is charged with representing and protecting the interests of residential customers in regulating the utility.

   Prior to October 1995, Mountaineer was subject to traditional regulatory rate making in West Virginia as that procedure is described above. However, following a proposal by Mountaineer, the WVPSC issued an order implementing a three-year rate moratorium effective November 1995. The moratorium has provided rate certainty to Mountaineer's customers by fixing the price of gas for three years. By entering into the moratorium, Mountaineer has assumed the risks and benefits of fixed utility rates, its gas purchasing activities, ancillary business activities and achieving operational efficiencies. Mountaineer has capitalized on the opportunities provided by the rate moratorium by providing billing services for a fee for a local water company, consolidating multiple customer service centers into one location and entering into a multi-year gas purchase contract with Mountaineer's exploration and production subsidiary, Mountaineer Gas Services, Inc., as well as its affiliate Eastern American.

   In January 1998, Mountaineer filed with the WVPSC for an increase in its base rates which would become effective upon expiration of the moratorium period on October 31, 1998. In July 1998, Mountaineer agreed to a Joint Stipulation and Agreement for Settlement with various parties including the staff of the WVPSC and the Consumer Advocate Division regarding Mountaineer's rate filing. Under the terms of the agreement, Mountaineer was granted an increase in its rates. The agreement further provides for a three year rate moratorium period from November 1, 1998 to October 31, 2001. The terms and conditions of the agreement are similar to those under which Mountaineer has operated under the earlier moratorium period. Mountaineer is also required to make minimum capital expenditures of $9.0 million per year in its utility operations during the moratorium period.

Competition
-----------

   The natural gas business competes with oil for industrial uses and with electricity for drying, cooking, water heating and space heating. Mountaineer competes with a number of other gas utilities in West Virginia and it also competes with gas marketers in the sale, but not the delivery (transportation), of natural gas. Large industrial and commercial end users also have the option to bypass Mountaineer's distribution system by constructing pipelines to interconnect directly with the interstate pipeline that transports natural gas into the region. Although no bypass by customers has occurred to date, Mountaineer generally realizes lower transportation revenues from large industrial and commercial end users due to the possibility of such a bypass. In addition, Mountaineer has negotiated reduced rates for certain end users to:
(1) provide economic relief to aid the end user in remaining an ongoing concern; and (2) add an incentive to end users to add incremental load.

   Mountaineer's demand from commercial and industrial customers is dependent on local business conditions and competition from alternate sources of energy. Demand from residential customers likewise is subject to competition from alternate energy sources. Mountaineer is also subject to competition from interstate and intrastate pipeline companies, natural gas marketers, producers and other utilities that may be able to serve commercial and industrial customers from their transmission, gathering and/or distribution facilities. In certain markets, gas has a competitive advantage over alternate fuels, while in other markets it is not as price competitive.

   Mountaineer began offering gas transportation service to its industrial customers in 1983. The availability of both firm and interruptible transportation service, which enables industrial end users to purchase lower cost gas supplies directly from producers and/or natural gas marketers is an important factor in maintaining gas usage by those end users during periods of low residual oil prices. Continued evolution in the natural gas industry, resulting primarily from Federal Energy Regulatory Commission Order Nos. 436, 500 and 636, has served to increase the ability of large gas end users to bypass the Company in obtaining gas supply and transportation services.

Seasonality
-----------

     More than 95% of Mountaineer's residential and commercial customers use natural gas for heating purposes. Accordingly, a significant portion of Mountaineer's utility gas volumes are attributable to sales during the six month winter heating season, with highest sales volumes occurring in December, January and February. In fiscal 1998, gas sales from October through March accounted for approximately 78% of utility gas sales. Weather patterns experienced in the markets served by Mountaineer significantly impact the demand for natural gas sales, particularly during the peak heating season and, as a result, will have a significant impact on Mountaineer's financial performance.

GAS AND OIL EXPLORATION AND PRODUCTION
--------------------------------------

The Company, through its wholly owned subsidiary, Eastern American Energy Corporation ("Eastern American") and Mountaineer Gas Services, a wholly-owned subsidiary of Mountaineer, is engaged in the exploration and production of natural gas and oil primarily within the Appalachian Basin in the states of West Virginia, Pennsylvania, and Ohio. The Company, through its wholly owned subsidiary Westech Energy Corporation ("Westech"), owns interests in the Rocky Mountains and another wholly owned subsidiary, Westech Energy New Zealand Limited ("WENZL"), owns interests in New Zealand. The Company, through WENZL, is currently evaluating a number of exploration projects in New Zealand. The Company's proved net gas and oil reserves are estimated as of June 30, 1998 at
169.5 Bcf and 1,330.4 Mbbls, respectively. For the fiscal year ended June 30, 1998, the Company's net gas production was approximately 8.5 Bcf and net oil production was approximately 127.4 Mbbls, for a total of 9.3 net Bcfe.

Revenues from the sale of oil and gas production accounted for 6.8% of the Company's consolidated revenues for 1998. For the fiscal year ended June 30, 1998, the Company's oil and gas production subsidiaries' net operating margin was $1.49 per Mcfe.

Regional Operations
-------------------

APPALACHIAN BASIN. The Company holds interests in 4,492 gross (2,605 net) wells in the Appalachian Basin and serves as operator of substantially all of such wells in which it has a working interest. The Company's proved gas and oil reserves attributable to its Appalachian Basin properties are estimated as of June 30, 1998 at 164 Bcfe, of which approximately 98% was gas reserves and 2% was oil reserves. For the fiscal year ended June 30, 1998, the Company's gas production from its Appalachian Basin properties was approximately 8.5 net Bcf. In the Appalachian Basin, the Company has interests in approximately 310,500 gross acres (192,300 net) of producing properties and an additional 106,500 gross acres (72,000 net) of undeveloped properties located primarily in West Virginia, Pennsylvania and Ohio.

During the 1998 fiscal year the Company drilled a total of 30 gross wells and
23.4 net wells and added 4.9 net Bcfe in reserves.

     ROCKY MOUNTAINS. Westech owns developed and undeveloped leasehold interests in approximately 397,000 gross acres (248,000 net) located in the Rocky Mountain area. The Company has identified and is currently focusing on five exploratory plays which are located in the Blanding Basin, Utah; Powder River Basin (Minnelusa-Muddy), Wyoming; Williston Basin, North Dakota; Wind River Basin, Wyoming and the Danforth area, Colorado.

     NEW ZEALAND. In 1996, WENZL obtained a five-year exploration Licence, which includes approximately 7,503,000 gross acres (3,751,500 net) located onshore and offshore of the North Island of New Zealand. WENZL subsequently entered into a joint venture arrangement with Enerco New Zealand Limited, a major New Zealand gas utility company, providing for an equal sharing of costs and benefits associated with exploration and production activities on these properties. WENZL and its joint venture partner have reprocessed existing seismic data and acquired 2-D seismic surveys on a portion of the onshore acreage. The Company anticipates initiating one onshore and three offshore 3-D surveys in fiscal year 1999. Three onshore test wells were drilled in the latter half of fiscal year 1998 and added net proved reserves of approximately 10 Bcfe. Plans include drilling at least two additional wells in fiscal year 1999. Production and marketing studies for the initial wells are being developed.

Oil  and  Gas  Properties
 -------------------------

     As of June 30, 1998, the Company's properties included working interests in 4,512 gross (2,611 net) productive oil and gas wells. The following table sets forth summary information with respect to the Company's estimated proved oil and gas reserves at June 30, 1998.

                 Present Value                                Natural Gas
                Amount       %     Oil & NGLs   Natural Gas    Equivalent
Region       (thousands)             (Mbbls)       (Mmcf)       (Mmcfe)
-----------  ------------  ------  -----------  ------------  ------------
Appalachian  $    110,444   97.0%          777       159,566       164,228
Rockies               848    0.7%          217            41         1,343
New Zealand           534    0.5%            0         9,690         9,690
Other               2,072    1.8%          336           163         2,179
             ------------  ------  -----------  ------------  ------------

Total        $    113,898  100.0%        1,330       169,460       177,440
             ============  ======  ===========  ============  ============

Oil and Gas Reserves
 --------------------

     The following table sets forth summary information with respect to the Company's estimated proved oil and gas reserves. Substantially all information in this Form 10-K as of June 30, 1998, 1997 and 1996 relating to estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the Reserve Reports prepared by Ryder Scott Company, independent petroleum engineers (the "Independent Engineers"). All calculations of estimated reserves and future net cash flows have been made in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, give no effect to federal or state income taxes (including Section 29 credits) otherwise attributable to estimated future cash flows from the sale of oil and gas. The Present Value of estimated future net cash flows has been calculated with constant prices in effect at the time of the estimates. The term "Present Value" as used in this section means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.


                                          1998      1997      1996
                                        --------  --------  --------
Total net proved:
Gas (Mmcf)                               169,460   160,331   159,449
Oil (Mbbls)                                1,330     1,233     6,668
                                        --------  --------  --------

Total (Mmcfe)                            177,440   167,729   199,457
                                        ========  ========  ========

Net proved developed:
Gas (Mmcf)                               138,935   141,116   153,232
Oil (Mbbls)                                  733       748     6,668
                                        --------  --------  --------

Total   (Mmcfe)                          143,333   145,604   193,240
                                        ========  ========  ========
Estimated future net cash flows
  before income taxes (in thousands)    $286,846  $301,245  $304,237

Present Value of estimated future net
  cash flows before income taxes (in
  thousands)(1)                         $113,898  $128,440  $130,778

(1) Estimated future net revenues and discounted estimated future net revenues (10%) are not intended, and should not be interpreted, as representing the fair market value for the estimated reserves.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates are generally different from quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates depends on the accuracy of the assumptions upon which they are based.

Producing Wells
---------------

     The following table sets forth certain information relating to productive wells at June 30, 1998. Wells are classified as oil or gas according to their predominant production stream.

                       GROSS WELLS           NET WELLS
                   Oil   Gas   Total  Oil     Gas     Total
Appalachian Basin   12  4,480  4,492  3.25  2,602.0  2,605.25
Rocky Mountain      14      0     14  3.25      0.0      3.25
New Zealand          0      1      1  0.00       .5       .50
Other                5      0      5  2.00      0.0      2.00
                   ---  -----  -----  ----  -------  --------

Total               31  4,481  4,512   8.5  2,602.5     2,611
                   ===  =====  =====  ====  =======  ========

Acreage
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 1998.

                  Developed Acreage  Undeveloped Acreage
Region              Gross     Net      Gross       Net
Appalachian Basin  310,500  192,300    106,500     72,000
Rocky Mountains        500      100    396,500    247,900
New Zealand            640      320  7,503,000  3,751,500
                   -------  -------  ---------  ---------

Total              311,640  192,720  8,006,000  4,071,400
                   =======  =======  =========  =========

Production,  Prices  and  Production  Costs
 -------------------------------------------

     The following table sets forth certain production data and average sales prices attributable to the Company's properties on a historical basis for the periods indicated:

Production Data:                 1998    1997     1996
Oil (Mbbls)                        127      447      522
Natural gas (Mmcf)               8,525    9,106    9,812
Natural gas equivalent (Mmcfe)   9,287   11,788   12,948

Average Sales Price:
Oil ($/Bbl)                     $14.30  $ 18.13  $ 16.02
Natural gas ($/Mcf)             $ 2.61  $  2.39  $  2.01


Drilling  Activities
--------------------

     The Company's gas and oil exploratory and developmental drilling activities are as follows for the periods indicated. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of gas or oil. A well is deemed to be nonproductive if is determined to be incapable of commercial production. The term "gross wells" means the total number of wells in which the Company owns an interest, while the term "net wells" means the sum of the fractional working interests the Company owns in gross wells.


                          Year Ended June 30
                          ------------------
                    1998         1997        1996
                    ----         ----        ----
                 Gross  Net   Gross  Net  Gross  Net
Development:
  Productive
   Appalachian      27  21.6     18  9.1     36  13.6
   Other             5    .9      -    -      2   0.8
                 -----  ----  -----  ---  -----  ----

  Total             32  22.5     18  9.1     38  14.4
                 =====  ====  =====  ===  =====  ====

  Nonproductive
   Appalachian       3   1.8      0    0      0     0
   Other             1    .2      0    0      1   0.4
                 -----  ----  -----  ---  -----  ----

  Total              4   2.0      0    0      1   0.4
                 =====  ====  =====  ===  =====  ====

Exploratory:
  Productive
   Appalachian       0     0      0    0      1   0.4
   Other             4    .9      1   .7      2   0.9
                 -----  ----  -----  ---  -----  ----

 Total               4    .9      1   .7      3   1.3
                 =====  ====  =====  ===  =====  ====

  Nonproductive
   Appalachian       0     0      0    0      5   2.1
   Other            10   3.4      8  3.7     12   3.6
                 -----  ----  -----  ---  -----  ----

  Total             10   3.4      8  3.7     17   5.7
                 =====  ====  =====  ===  =====  ====

Competition
 -----------

     The Company encounters substantial competition in acquiring properties, marketing oil and gas, securing equipment and personnel and operating its properties. The competitors in acquisitions, development, exploration and production include major oil companies, numerous independent oil and gas companies, gas marketers, individual proprietors and others. Many of these competitors have financial and other resources which substantially exceed those of the Company and have been engaged in the energy business for a much longer time than the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

     Natural gas competes with other forms of energy available to customers, primarily on the basis of price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for natural gas.

Regulations Affecting Operations
--------------------------------

     The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering, marketing, transportation and storage of oil and gas. These regulations, among other things, can affect the rate of oil and gas production. The Company's operations are subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restricts the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations.



GAS AGGREGATION AND MARKETING
-----------------------------

     The Company aggregates natural gas through production from properties in the Appalachian Basin in which the Company has an interest, the purchase of gas delivered through the Company's gathering pipelines located in the Appalachian Basin, the purchase of gas produced in the Southwestern areas of the United States pursuant to contractual arrangements and the purchase of gas in the spot market. The Company sells gas to local gas distribution companies, industrial end users located on the East Coast, other gas marketing entities and into the spot market for gas delivered into interstate pipelines. The Company has historically attempted to balance its gas sales mix with approximately one-third of its total gas sales being made under premium-priced long term contracts (contracts with terms of five years or more), one-third being sold under intermediate term contracts (contracts with terms of one to five years), and one-third being sold under short term contracts (contracts with terms of less than one year) or on a spot market basis.

     The Company owns and operates approximately 2,100 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation and marketing activities. In March 1998, the Company acquired a 63 mile natural gas gathering and pipeline system for $1.3 million. The acquisition was funded with existing cash and a long-term note of $0.9 million. See Note 5 to the Consolidated Financial Statements. In addition, the Company has entered into contracts with interstate pipeline companies that provide it with rights to transport specified volumes of natural gas. During the fiscal year ended June 30, 1998, the Company aggregated and sold an average of 129.5 Mmcf of gas per day, of which 40.6 Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a decrease compared to fiscal year 1997, during which the Company aggregated and sold an average of 137.8 Mmcf of gas per day.

Gas Sales and Purchase Contracts
--------------------------------

     In addition to supplying the Company's natural gas distribution utility, the Company has been party to fixed price gas sales contracts with third parties having an initial term of more than one year which obligated the Company to sell approximately 5.2 Bcf of natural gas in fiscal 1998.

     The Company satisfied its obligations under all gas sales contracts in fiscal year 1998 through gas production attributable to its own interests in oil and gas properties (7 Bcf in fiscal 1998), through production attributable to third party interests in oil and gas properties (7.8 Bcf in fiscal 1998), and from natural gas aggregated by the Company pursuant to its aggregation and marketing activities from third parties (32.5 Bcf in fiscal 1998).

     The Company's subsidiary, Eastern American, currently has a gas sales contract with Hope Gas, Inc. ("Hope"), a subsidiary of Consolidated Natural Gas, which requires Eastern American to sell up to 5,300 Mmbtu per day to Hope through October 31, 1998. Pricing under the contract is based on both a demand and commodity component. The contract requires Hope to pay Eastern American a demand component of $51,589 per month and a commodity component that is $2.00 per Mmbtu through October 31, 1998. For fiscal year 1998, the gas sold pursuant to this contract accounted for 1.3% of the Company's consolidated revenues and 7.8% of the total gas production volumes operated by the Company.

     In March 1993, the Company conveyed to the Eastern American Natural Gas Trust (the "Royalty Trust"), a trust whose units are traded on the New York Stock Exchange, certain net profits interests derived from the Company's working interest in certain natural gas properties located in the Appalachian Basin whose production is eligible for tax credits under Section 29 of the Internal Revenue Code. In connection with the Royalty Trust, the Company's subsidiary, Eastern Marketing Corporation ("Eastern Marketing"), entered into a gas purchase contract to purchase all gas production attributable to the Royalty Trust until termination of the Royalty Trust in May 2013. The purchase price under this gas purchase contract through December 1999 is based in part on a fixed price component, which escalates each year, and in part on a variable price component, which fluctuates with certain spot market prices, provided that the purchase price during such period will not be less than a specified floor price. The floor price was $2.57 per Mcf in calendar year 1997 and is $2.84 per Mcf in calendar year 1998. The fixed price component was $3.23 in calendar year 1997 and is $3.39 in calendar year 1998. The variable price is equal to the future contract price per Mmbtu for natural gas delivered to Henry Hub, Louisiana plus $0.30 per Mmbtu, multiplied by 110% to reflect a fixed adjustment for Btu content. The fixed price component is given a weighting of 66 2/3% and the variable price component is given a weighting of 33 1/3% through December 1999. Beginning in January 2000, the purchase price under this gas purchase contract will be determined solely by reference to the variable price component without regard for any minimum purchase price. Eastern American is a party to a standby performance agreement with the Royalty Trust to support the obligations of Eastern Marketing under this gas purchase contract.

     Eastern American and Eastern Marketing have been parties to a gas contract with Mountaineer since September 1995. This contract will expire by its terms on November 1, 1998. The contract provides for a gas demand charge of $0.08 per Mmbtu up to the daily contract demand volume of 28,000 Mmbtu per day. The contract commodity price paid by Mountaineer was $2.10 per Mmbtu for the period October 1, 1996 through September 30, 1997 and $2.00 per Mmbtu for the period October 1, 1997 through June 30, 1998. During fiscal year 1998, approximately
9.8 Bcf of natural gas was sold pursuant to this contract.

     In March 1998, Eastern American entered into a Termination Agreement with Seneca Power Partners, L. P. ("Seneca") which provided for the termination of a long-term gas sales contract between Eastern American and Seneca effective June 30, 1998. Prior to such termination, Eastern American was obligated to deliver up to 12,000 mcf of natural gas per day to Seneca's cogeneration facility located in Batavia, New York. The Termination Agreement was a direct result of an amendment to the existing Power Purchase Agreement by and between Seneca and Niagara Mohawk Power Corporation ("Niagara"). Niagara negotiated amendments to all of its existing Power Purchase Agreements as part of a Master Restructuring Agreement which was precipitated by the New York State Regulatory Agency's refusal to allow Niagara to increase its rates to satisfy rising costs under its existing Power Purchase Agreements. Pursuant to the Termination Agreement, Eastern American received cash consideration of approximately $22 million on June 30, 1998. Additionally, as owner of a 10% limited partnership interest in Seneca, Eastern American also received a partnership distribution, which consisted of (i) cash in the amount of $5,943,085 and (ii) 187,035 shares of common stock of Niagara, which at the time of distribution had a market value of $2,793,835. For a further discussion, see Note 17 to the Consolidated Financial Statements below.

Regulations Affecting Marketing and Transportation
--------------------------------------------------

     As a marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the FERC. In addition, the performance of transportation and storage services by intrastate pipelines and the rates charged for such services are subject to the jurisdiction of state regulatory agencies.

EMPLOYEES
---------

     As of June 30, 1998, the Company had approximately 700 full-time employees. Approximately 280 employees are covered by six separate collective bargaining agreements. Negotiation of three of these agreements was completed during fiscal 1998. Management believes that its relationship with its employees is good.


Item 2.  Properties
-------  ----------

     See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company and information regarding production, reserves, development and interests in oil and gas producing properties of the Company.


Item 3.  Legal Proceedings
-------  -----------------

     The Company is involved in various legal actions and claims arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the 1998 fiscal year.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-------  --------------------------------------------------------------------

     The Company's common stock is not traded in a public market. As of September 1, 1998, the Company had 28 record holders of its common stock.

     The Company declared dividends in fiscal years 1998, 1997 and 1996 of $1,131,000, $1,007,000, and $1,457,000 respectively.

Item  6.  Selected  Financial  Data
 --------  -------------------------

                                                        YEAR ENDED JUNE 30
                                           1998      1997      1996      1995      1994
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE ITEMS)
Operating revenue                        $364,336  $373,941  $375,794  $145,494  $ 95,789

Income(loss) from continuing operations  $  3,014  $  2,018  $  7,820  $  1,185  $ (1,360)

Income(loss) from continuing operations  $   4.53  $   2.93  $  11.15  $   1.67  $  (1.93)
   -per common share basic
   -assuming dilution

Total assets                             $439,945  $434,757  $461,504  $471,497  $222,491

Long term debt                           $261,507  $260,089  $254,647  $267,647  $112,430

Dividends declared per common share      $   1.70  $   1.50  $   2.10  $   0.65  $   0.78

Item 7.  Management's Discussion and Analysis of Results of Operations and
-------  -----------------------------------------------------------------
         Financial Condition
         -------------------

     The following should be read in conjunction with the Company's Financial Statements and notes thereto (including the segment information contained therein) and the Selected Financial Data in Item 6.

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-K, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks incident to the drilling and operation of oil and natural gas wells, future production and development costs, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and New Zealand, the effect of hedging activities, and conditions in the capital markets.

Comparison of Results of Operations for the Years Ended June 30, 1998 and 1997

     The Company recorded net income and income before extraordinary loss of $3.0 million for the year ended June 30, 1998 compared to a net loss of $5.8 million and income before extraordinary loss of $2.0 million for the same period in 1997. The increase in income before extraordinary loss of $1.0 million is attributed to the "Contract Settlement" under which the company received approximately $30 million (net) in cash and related partnership distributions as described in Note 17 to the Consolidated Financial Statements. The increase resulting from the Contract Settlement was partially offset by a $15 million decrease in operating income resulting generally from the effects of a warmer heating season resulting in a $1.3 million reduction in operating income, lower oil and gas sales, and lower gas marketing and pipeline margins resulting in a $12.5 million reduction in operating income and increased corporate expenses of $1.0 million. Additionally, interest expense increased $2.5 million and gain on sales of assets and other income and expenses decreased $11.7 million between the two periods.

     REVENUES. Total revenues decreased $9.6 million or 2.6% during the periods. The decrease was due to a 9.7% decrease in utility gas sales and transportation, an 11.4% decrease in gas marketing and pipeline sales and a 25.9% decrease in oil and gas sales, which were partially offset by a $31.9 million increase in other operating revenue. See Note 17 to the Consolidated Financial Statements for discussion.

     Revenues from utility gas sales and transportation decreased $16.9 million or 9.7% from $173.5 million during the year ended June 30, 1997 to $156.6 million for the same period ended June 30, 1998. The decrease is primarily due to approximately 3.0 million Mcf less in volumes of gas sold as a result of a 6.3% decrease in the weighted average number of Degree Days in the current period, partially offset by a 3.2% increase in transportation revenue due to increased usage by commercial and industrial customers.

     Revenues from gas marketing and pipeline sales decreased $17.4 million from $152.7 million during the period ended June 30, 1997 to $135.3 million in the period ended June 30, 1998. The decrease in revenue is primarily attributable to a 3.7% decrease in the average unit price and a 7.5% decline in marketed volumes from 56.0 million dth at June 30, 1997 to 51.8 million dth at June 30, 1998. The decrease in volumes is a result of a change in pipeline sales and transportation components, discontinued pipeline sales to a customer, and reduced volumes associated with trading activities.

     Revenues from oil and gas sales decreased $8.6 million from $33.3 million for the period ended June 30, 1997 to $24.7 million for the period ended June 30, 1998. The decrease in revenue is primarily attributable to a 22.9% decline in units sold from 12.4 Bcfe at June 30, 1997 to 9.3 Bcfe and a 3.9% decrease in the average unit sales price from $2.69 to $2.58 per Mcfe for the respective periods. The 22.9% decline in units sold between June 30, 1997 and 1998 was primarily as a result of the sale of the Company's limited partnership interests in Westside Operating Partnership LP ("WOPLP"), which accounted for 2.7 Bcfe and 96.8% of the total decline in units sold. The sale of WOPLP occurred in March 1997.

     Other operating revenues increased $31.9 million between the periods primarily as a result of an agreement to terminate an existing long-term gas delivery contract. See Note 17 to the Consolidated Financial Statements for discussion.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $25.0 million or 7.0% during this period primarily as the result of a 15.5% decline in the cost of utility gas purchased, a 4.0% decrease in gas marketing and pipeline costs, a 14.0% decline in the field and lease operating expenses and an 18.4% decline in impairment and exploratory expenses.

     The $15.6 million decline in the cost of utility gas purchased was the result of a decrease in purchased gas volumes of 3.7 Bcf and a decrease in the average commodity price of natural gas of approximately $0.15 per Mcf purchased and a $1.9 million decrease in demand charges resulting primarily from a rate settlement with Columbia Gas Transmission Corporation during fiscal year 1997.

     The $5.8 million decrease in gas marketing and pipeline costs is the result of a 3.9 million dth decline in volumes marketed offset by a $0.09 increase in the average unit cost of gas sold during fiscal year 1997.

     The $2.9 million decline in field and lease operating expense was primarily the result of the reduction in operating costs of $3.5 million associated with the sale of the limited partnership interests previously discussed.

     Utility operations and maintenance costs increased 3.6% as a result of increased outside services ($0.3 million) and increased labor costs ($0.3 million)

     General and administrative expense increased 3.0% as a result of the inclusion of the selling expenses of Mapcom Systems, Inc. ($1.3 million) acquired by Mountaineer in November 1997 partially offset by generally lower expenses for outside services.

     Taxes other than income decreased 7.5% generally as a result of lower revenues.

     Impairment and exploratory expenses decreased $1.9 million primarily due to non-recurring write-offs of exploratory properties in fiscal 1997 resulting from decreased domestic exploratory activities and unsuccessful exploratory drilling.

     Depreciation of pipelines, other property and equipment increased $1.7 million or 16.8% as a result of higher depreciation related to an increase in property in service and the effective depreciation rate.

     Depletion and depreciation of oil and gas properties decreased $0.7 million. The decrease related to the sale of the WOPLP properties in fiscal year 1997 which accounted for 2.7 Bcfe of production partially offset by a 17.0% increase in depletion and depreciation rates.

     INTEREST EXPENSE. Interest expense increased 10.5% from $23.9 million to $26.4 million in the current year. The increase was due to the additional average long-term debt outstanding during the periods resulting from the issuance of the Senior Subordinated Notes and higher interest rates during the fiscal year ended June 30, 1998.

     OTHER (INCOME) EXPENSE. Other income decreased $9.5 million primarily due to the sale of WOPLP, which occurred in March 1997 resulting in a gain of $7.8 million compared to a loss of $1.2 million on the disposal of certain oil and gas properties during the year ended June 30, 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes excluding the tax benefit for the extraordinary loss was relatively unchanged between the years.

     EXTRAORDINARY LOSS. The extraordinary loss of $7.9 million (net of a $4.2 million tax benefit) recorded during the fiscal year ended June 30, 1997 was due to the early extinguishment of debt. In May 1997, the Company issued $200 million Senior Subordinated Notes using the proceeds therefrom to repay debt at Eatern Systems Corporation ("ESC") and Eastern American of $35 million and $136 million, respectively.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996.

     NET INCOME. The Company's net income decreased from $7.8 million to a loss of $5.8 million for the years ended June 30, 1996 and 1997, respectively. The change is primarily attributable to a $1.9 million decrease in revenue, and an extraordinary loss of $7.9 million (net of a $4.2 million tax benefit) partially offset by a $5.1 million increase in gain on the sale of properties primarily due to the sale of WOPLP.

     REVENUES. Revenues from operations decreased 0.5%, from $375.8 million to $373.9 million for the years ended June 30, 1996 and 1997, respectively. The decrease is due to a 5.2% decrease in utility sales and transportation partially offset by a 4.3% increase in oil and gas sales and a 4.3% increase in gas marketing sales.

     The utility's sales decreased 5.2% primarily as result of a decrease in the weighted average number of Degree Days during the most recent year.

     Gas marketing and pipeline revenues increased $6.3 million from $146.4 million to $152.7 million for the respective years. Gas marketing and pipeline sales volumes (exclusive of gas gathering and gas processing volumes) increased approximately 9% while the average sales price increased approximately 9% per Mcf.

     COSTS AND EXPENSES. The Company's costs and expenses increased 3.2% from $343.8 million to $354.9 million from year to year, primarily as a result of a 5.9% increase in utility gas purchased, a 4.3% increase in gas marketing purchase costs and a 49.8% increase in impairment and exploratory costs resulting from increased exploration activity. The increases were partially offset by a 10.6% decrease in utility operations and maintenance.

     The utility's purchased gas costs increased $5.6 million over the prior year. This increase was primarily the result of reduced rate refunds received from the utility's pipeline suppliers in fiscal year 1997 compared to fiscal year 1996. This increase was partially offset by reduced volumes purchased due to lower sales volumes caused by a decrease in the weighted average Degree Days in fiscal year 1997 and by a full year of amortization of previously overrecovered gas costs in fiscal year 1997 compared to eight months in fiscal year 1996. See Note 18 to the Consolidated Financial Statements.

     Gas marketing and pipeline purchase costs increased $5.9 million from $138.1 million to $144.0 million for the respective years. Gas marketing and pipeline purchase volumes increased due to the increase in gas marketing and pipeline sales, previously discussed.

     Operations and maintenance costs were 10.6% lower than the prior year. These costs declined in fiscal year 1997 due primarily to a one time charge of $1.3 million recorded in fiscal year 1996 resulting from the relocation of a customer service and reduced labor and benefit costs.

     Exploration and impairment costs increased 49.8% to $10.1 million due to increased charges related to geological and geophysical costs and activities for the most recent year.

     Field and lease operating expenses, production and other taxes, general and administrative costs, and depreciation, depletion and amortization expenses were comparable between the two years.

     INTEREST EXPENSE. Interest expense was comparable between the two years. This is primarily due to similar outstanding debt levels, including the current and long-term portions.

     OTHER (INCOME) EXPENSE. Other income and expense included a $3.2 million gain on sale of oil and gas properties in 1996 and an $8.3 million gain on sale of oil and gas properties in fiscal year 1997, including the WOPLP sale discussed previously.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased $1.3 million as a result of decreased book pre-tax income levels.

Liquidity and Capital Resources

     Working capital at June 30, 1998 was a negative $15.3 million and the ratio of current assets to current liabilities was .84 to 1 as compared to June 30, 1997 when working capital was $0.5 million and the current ratio was 1 to 1.
The decrease in working capital of $15.8 million was principally due to a $5.0 million decrease in accounts receivable, a $7.8 million increase in accounts payable, a $3.5 million increase in short-term debt and an increase in all other current liabilities of $2.1 million. This was partially offset by an increase in all other current assets of $2.7 million. The decrease in accounts receivable is due to lower revenues associated with the Company's utility operations. The increase in accounts payable is associated with a $5.3 million increase at the Company's utility operation and a $3.2 million increase in the Company's oil and gas operations. The $3.4 million increase in short-term debt is associated with the Company's utility operation partially to fund its operational needs, capital expenditures, and acquisitions.

     Cash provided by operating activities for fiscal 1998 was $6.7 million exclusive of the $30.0 million (net) proceeds from the Contract Settlement as discussed in Note 17 of the Consolidated Financial Statements. Cash provided by operating activities represents a major source of cash of the Company. During fiscal 1997 and 1996, net cash provided by operating activities was $9.5 and $17.1 million, respectively.

     Net cash used in investing activities in fiscal 1998, 1997 and 1996 was $38.7, $15.5 and $23.9 million, respectively. This use was primarily for oil and gas properties ($21.4, $17.9 and $25.9 million) and utility assets ($13.5, $10.3 and $12.6 million). Proceeds from sale of assets totaled $0.6, $12.4 and $17.4 million, respectively for such years and represents, from time-to-time, a major source of cash for the Company.

     During fiscal 1998, 1997, and 1996 cash provided by financing activities was $2.4, $12.7 and $(0.2) million, respectively. Net proceeds from borrowing (including short and long-term) totaled $4.5, $22.5 and $5.4 million for the fiscal year 1998, 1997 and 1996, respectively, constitute major sources of cash for the Company and together with cash provided by operations were used to fund operations, acquire assets, conduct exploration and development activities, make acquisitions and pay dividends.

     The Company and certain operating subsidiaries of the Company have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding at June 30, 1998 and (ii) $74 million in unsecured, revolving bank lines of credit, under which approximately $19.2 million was drawn at June 30, 1998.

     The Company believes that its cash balances together with cash flows from operations and its borrowing capacity will be sufficient to meet its working capital needs for the foreseeable future.

Factors Affecting Future Operating Results

     Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating Degree Days, marketing margins and the Company's success in drilling activities.

     Prior to October 1995, the Company's utility operation was subject to traditional regulatory rate making procedures. Effective November 1995, the WVPSC issued an order implementing a three-year rate moratorium (the "Moratorium") wherein the utility's customers' rates were fixed for a three year period and its purchased gas adjustment procedures were suspended. As a result of the moratorium, the utility assumes the risk and benefits of fixed customer rates, the risk of increases in the cost of gas purchased and interstate and intrastate pipeline transportation rates, and the risks and benefits of achieving other operational efficiencies. In July 1998, an additional Moratorium was entered into for a three-year period through October 31, 2001. Additionally, the WVPSC increased customer rates. The Moratorium also requires the utility to make minimum capital expenditures of $9.0 million per year during the Moratorium period.

     The Company's utility operation has entered into a letter of intent with a major energy management firm. In accordance with the letter of intent, the utility will purchase a significant portion of its gas supply at a fixed unit price from the energy management firm. The term of this arrangement is contemplated to extend from November 1, 1998 to October 31, 2001 and contemplates, in addition to the fixed unit price, other provisions related to the utility's gas supply management including capacity storage and transportation obligations.

     WELL DRILLING ACTIVITIES AND ACQUISITIONS. The Company drilled 36 gross (24.5 net) development wells and 14 gross (4.3 net) exploratory wells during the year ended June 30, 1998. Of these, 36 gross (23.4 net) wells are considered successful. During the same period, the Company drilled 14 gross (5.4 net) dry holes, of which 10 gross (3.4 net) were exploratory.

     On November 1, 1997, the Company acquired a data conversion and software development company for approximately $1.4 million that was funded with existing cash.

     In March 1998, the Company acquired a 63 mile natural gas gathering and pipeline system for $1.3 million. The acquisition cost was funded with existing cash and a long-term note of $0.9 million.

     YEAR 2000 COMPLIANCE. The Company has substantially completed its assessment of its key business information systems to determine what issues, if any, exist regarding these systems' compliance with Year 2000 issues and is taking the necessary steps to ensure its systems will be compliant by the year 2000.

     These steps include the purchase and implementation of an integrated application software package, which is expected to cost approximately $4.7 million. In addition, the Company is presently in the process of modifying existing operating and application systems that are not Year 2000 compliant and anticipates that it will be successful in completing such modifications by mid 1999. With the exception of the new application package discussed above, the Company anticipates that it can complete the necessary modifications to its information systems to ensure Year 2000 compliance utilizing internal resources.

     The costs associated with modification of existing information systems are expected to consist primarily of personnel expense for staff dedicated to the effort. The Company's policy is to expense these costs as incurred. The Company also may invest in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, such as the implementation of the integrated software application discussed above, the Company anticipates capitalizing and depreciating such costs over their estimated useful life.

     In addition to reviewing its own computer operating and application systems, the Company plans to initiate communications with its significant suppliers and vendors to determine the extent to which these parties have addressed Year 2000 issues. To the extent such vendors cannot provide reasonable assurances to the Company of their readiness to handle Year 2000 issues, contingency plans will be developed. There is no assurance that such parties can complete the necessary modifications and conversions in a timely manner. To the extent such modifications and conversions are not completed on a timely basis, the Year 2000 issue could have an adverse impact on the operations of the Company.

     The costs associated with addressing Year 2000 issues and the date on which the Company believes it will complete the necessary modifications are based upon management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Based upon current information, management believes that the costs incurred to ensure compliance with Year 2000 issues, or potential operating disruptions, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
 ---------  ----------------------------------------------------------------

     The Company is generally exposed to commodity price and interest rate risks. Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing needs.

     The following summarizes the Company's existing long-term debt outstanding at June 30,1998 (in thousands):

Senior Subordinated Notes bearing interest at
 9.5% payable semi-annually with principal due
 in 2007                                            $200,000

Unsecured Senior Notes bearing interest at
 7.59% payable semi-annually with principal
 amortization beginning in 2002                       60,000

Installment Notes bearing interest at 6.2% to 8%
 requiring monthly amortization of principal plus
 interest                                              2,088
                                                    --------
Total                                               $262,088
                                                    ========

Fair Value                                          $267,000
                                                    ========

     The Company has not attempted to hedge the interest rate risk associated with its debt. The fair value of this debt results from a decline in market rates since these financing arrangements were established. The following is a summary of cash flows relative to long-term debt for the next five years and thereafter (in thousands) and assumes no prepayments:

             Principal   Interest    Total
             ---------   --------   -------
1999        $      581  $  24,704  $ 25,285
2000               594     24,668    25,262
2001               338     24,632    24,970
2002             3,446     23,525    26,971
2003             3,446     23,257    26,703
Thereafter     253,683    102,400   356,083
            ----------  ---------  --------

Total       $  262,088  $ 223,186  $485,274
            ==========  =========  ========


The Company's short term debt is variable rate and approximated 6% on average balances of $26.2 million in fiscal year 1998. Anticipated short term interest rate volatility should not have a material impact on cash flows of the Company.

     The Company's operations as described in detail in Item 1 "Business" consists primarily of exploring for, aggregating and distributing natural gas and oil. The Company attempts to mitigate its commodity price risk by entering into a mix of short, medium and long-term supply contracts. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company has only occasionally used derivative instruments to hedge its commodity price risk and then only to a very limited degree. Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change.

     Mountaineer has entered into a new rate moratorium with the WVPSC through 2001 thereby exposing itself to the volatility of gas supply costs. Its future cash flows could vary significantly from historical cash flows. Mountaineer has attempted to minimize this risk by entering into a letter of intent with a major energy management firm to supply a majority of its necessary gas supply at a fixed price. Similar to the discussion above, but having the opposite effect, this agreement limits Mountaineer's benefit of declining natural gas prices.

Item 8.  Financial Statements and Supplementary Data
 -------  -------------------------------------------




INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Denver,Colorado
September 18, 1998


ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
JUNE  30,  1998  AND  1997
(Amounts  in  Thousands)
------------------------------------------------------------------------------
ASSETS                                                         1998       1997
CURRENT ASSETS:
  Cash and cash equivalents                                $ 21,547   $ 20,814
                                                           ---------  ---------
  Accounts receivable:
    Utility gas and transportation                           13,027     19,168
    Gas marketing and pipeline                                5,528      5,705
    Oil and gas sales                                         7,595      7,511
    Other                                                     7,959      7,133
                                                           ---------  ---------
                                                             34,109     39,517
    Less allowance for doubtful accounts                     (1,281)    (1,660)
                                                           ---------  ---------
                                                             32,827     37,857
  Gas in storage, at average cost                            13,249     12,641
  Income taxes receivable                                     4,310      1,392
  Deferred income tax asset                                              3,307
  Prepaid and other current assets                            5,839      4,114
                                                           ---------  ---------
        Total current assets                                 77,773     80,125
                                                           ---------  ---------
NET PROPERTY, PLANT AND EQUIPMENT (Note 2)                  318,547    308,864
                                                           ---------  ---------
OTHER ASSETS:
  Deferred financing costs, less accumulated
    amortization of $1,046 and $452, respectively             9,545      9,956
  Notes receivable, less allowance for doubtful accounts
    of $400 in 1998                                           4,402      5,875
  Notes receivable - related party                            1,216      1,428
  Deferred utility charges                                   18,233     18,259
  Other                                                      10,229     10,250
                                                           ---------  ---------
        Total other assets                                   43,625     45,768
                                                           ---------  ---------
TOTAL                                                      $439,945   $434,757
                                                           =========  =========

See  notes  to  consolidated  financial  statements.           (Continued)


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
(Amounts in Thousands)
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                            1998       1997
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $ 38,883   $ 31,037
  Current portion of long-term debt                              581         55
  Short-term debt                                             19,174     15,724
  Funds held for future distribution                           5,716      6,015
  Accrued taxes, other than income                             8,472      7,781
  Overrecovered gas costs                                      6,485      9,650
  Deferred income tax liability                                5,643
  Other current liabilities                                    8,115      9,401
                                                            ---------  ---------
        Total current liabilities                             93,069     79,663
LONG-TERM OBLIGATIONS
  Long-term debt                                             261,507    260,089
  Gas delivery obligation and deferred trust revenue          16,127     18,580
  Deferred income tax liability                               24,552     32,018
  Other long-term obligations                                 12,837     14,000
                                                            ---------  ---------
        Total liabilities                                    408,092    404,350
                                                            ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 15)

MINORITY INTEREST                                              1,883      1,809
                                                            ---------  ---------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
     720 and 714 shares issued in 1998 and 1997,                 720        714
     respectively
  Additional paid-in capital                                   4,510      4,221
  Retained earnings                                           29,132     27,249
  Treasury stock and notes receivable arising from
     issuance of common stock                                 (4,082)    (3,435)
  Cumulative foreign currency translation adjustment            (310)      (151)
                                                            ---------  ---------
        Stockholders' equity - net                            29,970     28,598
                                                            ---------  ---------
TOTAL                                                       $439,945   $434,757
                                                            =========  =========

See  notes  to  consolidated  financial  statements.            (Concluded)


ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996
(Amounts  in  Thousands,  Except  Per  Share  Data)
----------------------------------------------------------------------------------------------------
                                                                           1998      1997       1996
REVENUES:
  Utility gas sales and transportation                                 $156,579  $173,463   $182,929
  Gas marketing and pipeline sales                                      135,348   152,720    146,398
  Oil and gas sales                                                      24,689    33,301     31,940
  Well operations and service revenues                                   15,536    14,151     14,003
  Contract settlement and other                                          32,184       306        524
                                                                       --------  ---------  ---------
                                                                        364,336   373,941    375,794
                                                                       --------  ---------  ---------
COSTS AND EXPENSES:
  Utility gas purchased                                                  85,166   100,774     95,157
  Gas marketing and pipeline cost of sales                              138,211   144,006    138,067
  Field operating expenses                                               17,945    20,874     21,796
  Utility operations and maintenance                                     22,084    21,320     23,841
  General and administrative                                             23,330    22,640     23,247
  Taxes, other than income                                               14,881    16,094     16,165
  Depletion and depreciation of oil and gas properties                    8,021     8,756      9,204
  Depreciation of pipelines, other property and equipment                12,017    10,289      9,613
  Exploration and impairment                                              8,262    10,121      6,756
                                                                       --------  ---------  ---------
                                                                        329,917   354,874    343,846
                                                                       --------  ---------  ---------
        Income from operations                                           34,419    19,067     31,948
                                                                       --------  ---------  ---------
OTHER (INCOME) AND EXPENSE:
  Interest                                                               26,386    23,881     23,782
  Loss (gain) on sale of assets                                           1,208    (8,303)    (3,214)
  Other                                                                   1,551      (647)        93
                                                                       --------  ---------  ---------
                                                                         29,145    14,931     20,661
                                                                       --------  ---------  ---------
Income before income taxes, minority interest and extraordinary loss      5,274     4,136     11,287
Provision for income taxes                                                2,017     1,966      3,274
                                                                       --------  ---------  ---------
Income before minority interest and extraordinary loss                    3,257     2,170      8,013
Minority interest                                                           243       152        193
                                                                       --------  ---------  ---------

Income before extraordinary loss                                          3,014     2,018      7,820
Extraordinary loss on early extinguishment of debt (net of income
   tax benefit of $4,233)                                                     -     7,861          -
                                                                       --------  ---------  ---------

NET INCOME (LOSS)                                                      $  3,014  $ (5,843)  $  7,820
                                                                       ========  =========  =========

Earnings per common share, basic
   Income before extraordinary loss                                    $   4.53  $   2.93   $  11.17
   Extraordinary loss                                                         -    (11.42)         -
                                                                       --------  ---------  ---------
   Net income (loss)                                                       4.53     (8.49)     11.17
                                                                       ========  =========  =========
Earnings per common share, assuming dilution
   Income before extraordinary loss                                    $   4.53  $   2.93   $  11.15
   Extraordinary loss                                                         -    (11.40)         -
                                                                       --------  ---------  ---------
   Net income (loss)                                                       4.53     (8.47)     11.15
                                                                       ========  =========  =========

See notes to consolidated financial statements.


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(Amounts in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------------------------------
                                                             Additional
                                                               Common     Paid-In   Retained    Treasury
                                                               Stock      Capital   Earnings     Stock
Balance, June 30, 1995                                      $       708   $  3,961  $  27,736  $    (489)

  Net income                                                                            7,820
  Dividends ($2.10 per share)                                                          (1,457)
  Exercise of employee stock options                                  3        125
  Purchase of treasury stock                                                                        (632)
  Reduction of notes receivable
  Adjustment for foreign currency translation                         -          -          -          -
                                                            ------------  --------  ---------  ----------
Balance, June 30, 1996                                              711      4,086     34,099     (1,121)

  Net loss                                                                             (5,843)
  Dividends ($1.50 per share)                                                          (1,007)
  Exercise of employee stock options for notes receivable             3        125
  Issuance of common stock                                                      10
  Purchase of treasury stock                                                                      (2,054)
  Reduction of notes receivable
  Adjustment for foreign currency translation                         -          -          -          -
                                                            ------------  --------  ---------  ----------
Balance, June 30, 1997                                              714      4,221     27,249     (3,175)

  Net income                                                                            3,014
  Dividends ($1.70 per share)                                                          (1,131)
  Issuance of common stock                                            3        164
  Exercise of employee stock options for notes receivable             3        125
  Purchase of treasury stock                                                                        (523)
  Reduction of notes receivable
  Adjustment for foreign currency translation                         -          -          -          -
                                                            ------------  --------  ---------  ----------
Balance, June 30, 1998                                      $       720   $  4,510  $  29,132  $  (3,698)
                                                            ============  ========  =========  ==========

See notes to consolidated financial statements          (Continued)



ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(Amounts in Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------------
                                                                 Notes        Cumulative
                                                             Received from      Foreign
                                                              Issuance of      Currency      Stockholders'
                                                             Common Stock     Translation       Equity
Balance, June 30, 1995                                      $         (303)  $          -   $       31,613

  Net income                                                                                         7,820
  Dividends ($2.10 per share)                                                                       (1,457)
  Exercise of employee stock options                                                                   128
  Purchase of treasury stock                                                                          (632)
  Reduction of notes receivable                                         53                              53
  Adjustment for foreign currency translation                            -             25               25
                                                            ---------------  -------------  ---------------
Balance, June 30, 1996                                                (250)            25           37,550

  Net loss                                                                                          (5,843)
  Dividends ($1.50 per share)                                                                       (1,007)
  Exercise of employee stock options for notes receivable             (128)             -
  Issuance of common stock                                              (8)                              2
  Purchase of treasury stock                                                                        (2,054)
  Reduction of notes receivable                                        126                             126
  Adjustment for foreign currency translation                            -           (176)            (176)
                                                            ---------------  -------------  ---------------
Balance, June 30, 1997                                                (260)          (151)          28,598

  Net income                                                                                         3,014
  Dividends ($1.70 per share)                                                                       (1,131)
  Issuance of common stock                                                                             167
  Exercise of employee stock options for notes receivable             (128)             -
  Purchase of treasury stock                                                                          (523)
  Reduction of notes receivable                                          4                               4
  Adjustment for foreign currency translation                            -           (159)            (159)
                                                            ---------------  -------------  ---------------
Balance, June 30, 1998                                      $         (384)  $       (310)  $       29,970
                                                            ===============  =============  ===============

See notes to consolidated financial statements.          (Concluded)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996
(Amounts  in  Thousands)
-------------------------------------------------------------------------------------------------------
                                                                           1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  3,014   $  (5,843)  $   7,820
  Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities:
    Minority interest                                                       243         152         193
    Depletion, depreciation and amortization                             20,825      19,955      19,471
    Write-off of deferred financing costs                                             4,363
    Loss (gain) on sale of assets                                         1,208      (8,304)     (3,934)
    Deferred income taxes                                                 1,482      (2,534)      1,518
    Exploration and impairment                                            8,262      10,121       6,756
    Provision for losses on accounts receivable                           2,572       2,102       1,800
    Other, net                                                           (3,539)     (2,319)     (2,447)
                                                                       ---------  ----------  ----------
                                                                         34,067      17,693      31,177
 Changes in assets and liabilities:
  Accounts receivable                                                     2,631       1,407     (17,288)
  Gas in storage                                                           (608)       (353)      3,154
  Income taxes receivable                                                (2,918)      1,850       1,723
  Prepaid and other assets                                               (1,725)     (3,014)      6,155
  Accounts payable and other current liabilities                          7,846      (5,905)      4,081
  Funds held for future distribution                                       (299)        823      (1,946)
  Overrecovered gas costs                                                (3,165)     (2,128)     (8,741)
  Other                                                                     897        (849)     (1,221)
                                                                       ---------  ----------  ----------
        Net cash provided by operating activities                        36,726       9,524      17,094
                                                                       ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                        (38,693)    (26,376)    (39,445)
  Proceeds from sale of oil and gas properties                              568       1,114      17,426
  Proceeds from sale of limited partnership interest                                 11,250
  Notes receivable and other                                               (238)     (1,556)       (804)
                                                                       ---------  ----------  ----------
        Net cash used in investing activities                           (38,363)    (15,568)    (22,823)
                                                                       ---------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                1,298     271,000     250,998
  Principal payments on long-term debt                                     (296)   (255,854)   (218,352)
  Short-term borrowings, net                                              3,450       7,332     (27,203)
  Purchase of treasury stock                                               (523)     (2,054)       (632)
  Dividends                                                                (834)     (1,007)     (1,199)
  Other equity transactions                                                (124)        299         109
  Deferred financing costs                                                 (601)     (7,055)     (3,919)
                                                                       ---------  ----------  ----------
        Net cash provided by (used in) financing activities               2,370      12,661        (198)
                                                                       ---------  ----------  ----------
        Net increase (decrease) in cash and cash equivalents                733       6,617      (5,927)
Cash and cash equivalents, beginning of year                             20,814      14,197      20,124
                                                                       ---------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 21,547   $  20,814   $  14,197
                                                                       =========  ==========  ==========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

Natural Gas Distribution System - The Company operates, through its wholly owned subsidiary Mountaineer Gas Company ("Mountaineer"), a natural gas distribution system in West Virginia. Mountaineer provides natural gas sales, transportation and distribution service to residential, commercial, industrial and wholesale customers. As a public utility, Mountaineer is subject to regulation by the West Virginia Public Service Commission ("WVPSC").

Oil and Gas Exploration, Development, Production and Marketing - The Company, primarily through its subsidiary Eastern, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin in West Virginia, Pennsylvania and Ohio. The Company owns all of the voting common shares of Eastern, while certain officers and stockholders of the Company ("minority interest") own non-voting Class A common shares, representing less than two percent of Eastern common shares.

The Company, through its wholly-owned subsidiaries Westech Energy Corporation ("Westech") and Westech Energy New Zealand Limited ("WENZL") is also engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains and New Zealand.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company.

Principles of Consolidation- The consolidated financial statements include the accounts of the Company; Eastern and its subsidiaries; Eastern Systems Corporation ("ESC") and its wholly owned subsidiary, Mountaineer and its subsidiaries; Westech and WENZL and its investment in certain New Zealand oil and gas exploration joint ventures. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All significant intercompany transactions have been eliminated in consolidation except gas sales between Eastern and Mountaineer.

The Company owned an 80% interest in a limited partnership Westside Operating Partnership LP ("WOPLP") until the end of March 1997 (see Note 3). This investment had been consolidated prior to March 31, 1997 (see Note 12).

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

The provision for depreciation of Mountaineer's utility plant is based on a composite straight-line method. The average composite depreciation rate was 3.73% and 3.77% for 1998 and 1997, respectively. Mountaineer's property, plant and equipment includes capitalized overhead for payroll related costs and administrative and general expenses, as well as an allowance for funds used during construction ("AFUDC") of approximately $37,000 and $61,500 for the years ended June 30, 1998 and 1997. AFUDC is an accounting procedure that capitalizes the cost of funds used to finance utility construction projects as part of utility plant on the balance sheet and credits the cost as a non-cash item on the income statement. During the years ended June 30, 1998 and 1997 this amount related only to debt financing in accordance with WVPSC policies.

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

At June 30 property, plant and equipment consisted of the following (in thousands):

                                                               1998       1997
                                                               ----       ----
Oil and gas properties                                     $ 210,650   $200,368
Utility plant                                                170,721    160,545
Other property and equipment                                  23,743     19,328
Pipelines                                                     18,783     17,069
                                                           ----------  ---------
                                                             423,897    397,310
Less accumulated depletion, depreciation and amortization   (105,350)   (88,446)
                                                           ----------  ---------

Net property, plant and equipment                          $ 318,547   $308,864
                                                           ==========  =========

Long-Lived Assets - In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The standard requires all companies to assess long-lived assets and assets to be disposed of for impairment and requires rate-regulated companies to write-off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 7l, "Accounting for the Effects of Certain Types of Regulation." For the years ended June 30, 1998 and 1997, the Company determined that no impairment loss needed to be recognized for applicable assets.

Gas in Storage - Gas in storage is stated at the lower of average cost or market value.

Deferred Financing Costs - Certain legal, underwriting fees and other direct expenses associated with the issuance of credit agreements, lines of credit and other financing transactions have been capitalized. These financing costs are being amortized over the term of the related credit agreement.

Foreign Currency Translation - The translation of applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The cumulative translation adjustment is included in stockholders' equity.

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

Gas costs are expensed as incurred. For each of the years ended June 30, 1998 and 1997, purchased gas costs included $4 million in amortization of overrecovered gas costs recorded prior to November 1, 1995. (See Note 18).

Oil and gas sales are recognized as income when the oil or gas is produced and sold.

Stock Compensation - In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depletion, depreciation, amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise. In addition, utilization of tax credit carryforwards is based largely on estimates of future taxable income.

Regulatory Accounting - Mountaineer is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, Mountaineer has recorded certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. Such amounts are primarily related to future amounts recoverable for income taxes (see Note 6). Discontinuance of cost-based regulation or increased competition might require regulated entities to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets and liabilities.

Prior Year Reclassifications - Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation.

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

Environmental Concerns - The Company is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 1998, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position of the Company.

Recent Accounting Pronouncements - In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The Company does not believe that SFAS No. 130 will have a significant impact on its financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and made effective for periods beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. These standards increase disclosure in the financial statements and will have no significant impact on the Company's financial position or results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company estimates there will be no significant impact to the financial statements as derivative and hedging activities are minimal.


Supplemental Disclosures of Cash Flow Information - Supplemental cash flow information for the years ended June 30 is as follows (in thousands):

                                                        1998      1997     1996
                                                        ----      ----     ----
Cash paid (received) for:
  Interest (net of capitalized interest of $37, $323
     and $630 in 1998, 1997 and 1996, respectively)    $25,025  $19,921   $15,207
  Income taxes, net                                      3,004   (1,142)    2,440

Noncash investing and financing activities:
   Dividends declared and unpaid at year end               316                258
   Seller financed acquisition                             943

3.     DISPOSITIONS

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

Westside Operating Partnerships LP - In March 1997, the Company exchanged warrants held representing a 30% ownership interest of a third party for a 30% interest in a newly formed oil and gas limited liability company, Breitburn Energy Company, LLC ("BEC"), the successor to WOPLP. BEC redeemed the Company's previous interest and purchased certain oil and gas properties, paying the Company $11,250,000 plus a $1,500,000 variable rate note with certain conversion options and distributing certain WOPLP oil and gas properties and real estate to the Company. The Company recognized a gain of $7,800,000 in fiscal 1997on the transaction and its remaining interest in BEC, $0 and $296,000, is included in other long-term assets at June 30, 1998 and 1997.

4.     RISK MANAGEMENT

Fixed Price Gas Purchase Contracts - Mountaineer has entered into fixed price contracts to purchase gas in the future for the purpose of mitigating its commodity price risk. At June 30, 1998, there were a total of 20 such contracts extending through September 1998, to purchase, in the aggregate, 3.1 Bcf of gas for an aggregate purchase price of $6,632,000.

Gas Supply Management Agreement - Subsequent to June 30, 1998, Mountaineer signed a letter of intent with a major energy management firm, whereby Mountaineer will purchase a significant portion of its citygate natural gas system supply volumes for the period November 1, 1998 through October 31, 2001 at a fixed price. In addition to the fixed unit price, the letter of intent contemplates other provisions relating to the utility's gas supply management including capacity storage and transportation obligations.

Natural Gas Hedges - In fiscal 1997, the Company entered into certain natural gas swaps to reduce its exposure to fluctuations in the price of natural gas. These instruments involve, generally, elements of market and credit risk in excess of the amount recognized in the consolidated balance sheets. As of June 30, 1998, the Company still had one swap outstanding totaling a notional quantity of approximately 2.7 Mmbtu per day through October 31, 1998. At June 30, 1998, the market value of this swap is approximately zero. As of June 30, 1997, the Company had two natural gas swap agreements totaling a notional quantity of approximately 16.7 Mmbtu per day through October 31, 1997, in addition to the swap mentioned above. At June 30, 1997, the market value of these swaps was estimated to be a loss of $46,000, the net amount the Company would have paid to terminate the agreements. For the years ended June 30, 1998, 1997 and 1996 the Company recognized a net gain (loss) on its oil and natural gas hedging activities of ($47,000), $265,000, and ($388,000), respectively.

5.     DEBT

Long-Term Debt - At June 30 long-term debt consisted of the following (in thousands):

                                                                  1998       1997
                                                                  ----       ----
ECA senior subordinated notes, interest at 9.5% payable
  semi-annually, due May 15, 2007                              $200,000   $200,000
Mountaineer unsecured senior notes, interest at 7.59% payable
  semi-annually, due October 1, 2010                             60,000     60,000
Installment notes payable, collateralized by deeds of trust,
  at interest rates ranging from 6.2% to 8%, respectively         2,088        144
                                                               ---------  ---------
                                                                262,088    260,144
Less current portion                                               (581)       (55)
                                                               ---------  ---------

                                                               $261,507   $260,089
                                                               =========  =========

The Company's various debt agreements contain certain restrictions and conditions among which are limitations on indebtedness, funding of certain subsidiaries, dividends and investments, and certain tangible net worth and debt and interest coverage ratio requirements. The agreements require the Company to maintain certain financial conditions, including a minimum net worth, restriction on funded debt and restrictions on the amount of dividends which can be declared. As of June 30, 1998, Mountaineer had approximately $12.6 million available for declaration of dividends under the debt covenants.

The scheduled maturities of the Company's long-term debt at June 30, 1998 for each of the next five years and thereafter are as follows (in thousands):


June 30,
1999        $    581
2000             594
2001             338
2002           3,446
2003           3,446
Thereafter   253,683
            --------
            $262,088
            ========

Extinguishment of Debt - In May 1997, the Company issued $200 million senior subordinated notes using the proceeds therefrom to repay debt outstanding at ESC and Eastern of $35 million and $136 million, respectively. As a result, the Company recorded an extraordinary loss of $7.86 million, net of a tax benefit of $4.23 million.

Short-Term Debt - Mountaineer had unsecured bank lines of credit totaling $74 million and $71 million as of June 30, 1998 and 1997, respectively. During the years ended June 30, 1998 and 1997, the maximum outstanding balance was $44,871,100 and $45,064,000, respectively, and the average daily balance was $26,223,800 and $28,499,800, respectively. The weighted average interest rate was 6.02% and 6.0% on the balance outstanding during the years ended June 30, 1998 and 1997, respectively.

Other Credit Facilities - The Company has a $50 million revolving credit facility secured by certain properties, interest and contracts. The interest rate is variable based on Eurodollars or other defined basis. The annual commitment fee is .25%. As of June 30, 1998 and 1997, no borrowings were outstanding under this facility. Eastern had a $6 million and $9 million letter of credit, as of June 30, 1998 and 1997, respectively, issued by a bank in support of Eastern's obligations under a gas purchase contract with the royalty trust (see Note 15). The letter of credit reduces by $3 million on June 30 of each year until its expiration on June 30, 2000. As of June 30, 1998 and 1997, no amounts had been drawn under the letter of credit. The letter of credit agreement between Eastern and the bank requires Eastern to maintain certain financial covenants, including a minimum net worth and interest coverage ratio. Eastern also has an unsecured revolving line of credit totaling $2 million. As of June 30, 1998 and 1997, no amounts were outstanding under the line of credit.

Seller Financed Note - The Company purchased a natural gas gathering system in West Virginia for $1,219,500. The Company paid $277,000 in cash and issued a note for $942,500 payable to the seller in 100 consecutive equal monthly payments. As of June 30, 1998, the balance of the note was $914,200. Other costs incurred and paid related to the acquisition were approximately $107,000.

6.     INCOME  TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                                1998     1997      1996
                                              -------  --------  -------
Current:
  Federal                                     $  586   $   491   $1,278
  State                                          (51)     (224)     478
                                              -------  --------  -------

  Total current                                  535       267    1,756
                                              -------  --------  -------

Deferred:
  Federal                                       (155)   (4,141)    (159)
  State                                        1,637     1,607    1,677
                                              -------  --------  -------

  Total deferred                               1,482    (2,534)   1,518
                                              -------  --------  -------

  Total provision (benefit) for income taxes  $2,017   $(2,267)  $3,274
                                              =======  ========  =======

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30 is summarized below (in thousands):

                                                                  1998      1997      1996
                                                                --------  --------  --------
Tax expense at the federal statutory rate                       $ 1,793   $(2,707)  $ 4,448
State taxes, net of federal tax effects                             358      (541)      806
Foreign losses                                                      838       635         -
Section 29 tax credits                                           (1,783)   (1,866)   (1,129)
Increase in valuation allowance on federal,
 foreign and state deferred tax assets, net of federal benefit      571     1,805     1,161
Change in estimate                                                                   (1,178)
Other, net                                                          240       407      (834)
                                                                --------  --------  --------

Provision (benefit) for income taxes                            $ 2,017   $(2,267)  $ 3,274
                                                                ========  ========  ========

In 1995, the Company estimated that it would carry back its 1995 tax loss and realize the tax benefit based on the alternative minimum tax rate. During 1996, management decided to carry forward this loss, at regular tax rates, which generated a $1.2 million tax benefit in 1996.

Components of the Company's federal and state deferred tax assets and liabilities, as of June 30 are as follows (in thousands):

                                                            1998                            1997
                                                            ----                            ----
                                              Federal      State      Total    Federal      State     Total
                                              --------     ------     ------   --------     ------    ------
 Deferred tax assets:
   Overrecovered gas costs                    $  2,209   $    583              $  3,281   $    869
   Bad debt allowance                              641        169                   597        158
   Deferred compensation and profit sharing      1,155        304                 1,939        513
   Other postretirement benefit and pension
     obligations                                   696        183                 2,785        737
   Tax credits and carryforwards                14,892     10,553                16,804     12,623
   Other long-term obligations                     860        228                 1,412        374
   Other                                         9,408      1,345                 5,727        136
                                              ---------  ---------            ---------  ---------

     Total deferred tax assets                  29,861     13,365                32,545     15,410
                                              ---------  ---------            ---------  ---------

 Deferred tax liabilities:
   Property, plant and equipment               (48,897)   (13,263)              (51,739)   (13,043)
   Federal income tax on state tax credits      (3,588)                          (4,292)         -
   Other liabilities                            (1,976)      (525)               (1,885)      (500)
                                              ---------  ---------             ---------  ---------

     Total deferred tax liabilities            (54,561)   (13,788)              (57,916)   (13,543)
                                              ---------  ---------             ---------  ---------

 Valuation allowance                            (1,252)    (3,920)                 (635)    (4,572)
                                              ---------  ---------             ---------  ---------

 Net deferred income tax liability             (25,852)    (4,343)              (26,006)    (2,705)
                                              ---------  ---------             ---------  ---------

 Current deferred tax asset (liability)         (4,698)      (945)  $ (5,643)     2,615       692   $  3,307
                                              ---------  ---------  ---------  ---------  --------  ---------

 Long-term deferred tax liability             $(21,154)  $ (3,398)  $(24,552)  $(28,621)  $(3,397)  $(32,018)
                                              =========  =========  =========  =========  ========  =========

At June 30, 1998, the Company has the following federal and state tax credits and carryforwards (in thousands):

                                                Year of
Tax Credits or Carryforwards                    Amount    Expiration

AMT and Section 29 tax credits                  $ 12,067  None
Investment tax credits                             1,143  1999-2001
Net operating loss carryforwards                   1,682  2017
                                                --------

Total federal credits                           $ 14,892
                                                ========

West Virginia tax credits                       $ 10,108  2002
West Virginia net operating loss carryforwards       445  2012
                                                --------

Total state credits and carryforwards           $ 10,553
                                                ========

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

Included in other long-term assets as of June 30, 1998 and 1997 is a net regulatory asset recorded by Mountaineer in accordance with state utility ratemaking practices related to future amounts recoverable for income taxes of $11.3 million and $11.6 million, respectively.

7.     EMPLOYEE BENEFIT PLANS

The Company and certain operating subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. One-half of the pool is generally paid to eligible employees within 120 days of the end of the fiscal year and one-half is deferred to the following year. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however employees with less than two years of employment may participate under certain circumstances. Additionally, Eastern participants may elect to receive their profit sharing award in the form of nonvoting and nontransferable nonvoting Class A common stock of Eastern, subject to the applicable terms and conditions of the Plan document. The Company recognized $2.6 million, $1.1 million and $3.1 million of profit sharing expense during the years ended June 30, 1998, 1997, and 1996, respectively.

For certain subsidiaries, the Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $153,600, $140,300 and $145,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

The following table sets forth the Pension Plan's funded status and amounts recognized in the consolidated balance sheets as of June 30, as determined by an independent actuary (in thousands):

                                                                   1998       1997
                                                                 ---------  ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of
    $27,039 and $25,587 at June 30, 1998 and 1997, respectively  $(29,259)  $(27,456)
                                                                 =========  =========

Projected benefit obligations for service rendered to date       $(33,110)  $(29,777)
Pension Plan assets at fair value                                  27,052     24,954
                                                                 ---------  ---------

Projected benefit obligation in excess of plan assets              (6,058)    (4,823)
Unrecognized net gain (loss) from past experience                   1,488        (77)
                                                                 ---------  ---------

Accrued pension cost                                             $ (4,570)  $ (4,900)
                                                                 =========  =========



Net periodic pension cost for the years ended June 30 as determined by an independent actuary, included the following components (in thousands):

                                           1998      1997
                                         --------  --------
Service cost                             $   717   $   589
Interest cost                              2,219     2,205
Actual return on plan assets              (3,612)   (3,241)
Net amortization and deferral              1,753     1,453
                                         --------  --------

Net periodic pension cost                  1,077     1,006

Amount capitalized as construction cost     (242)     (176)
                                         --------  --------

Amount charged to expense                $   835   $   830
                                         ========  ========

The assumptions used at the beginning of the fiscal year in accounting for Mountaineer's Pension Plan at June 30 are as follows:

                                            1998  1997
                                            ----  ----
 Discount rate                              7.75  7.75
 Expected average increase in compensation  4.50  4.00
 Expected long-term rate of return          8.00  8.00

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

The following table sets forth the postretirement medical and life insurance plans' funded status and amounts recognized in the consolidated balance sheets, as determined by an independent actuary, as of June 30 (in thousands):

                                                                1998      1997
                                                              --------  --------
Accumulated postretirement benefit obligation:
  Retirees                                                    $(4,034)  $(3,788)
  Fully eligible active participants                           (1,345)   (1,571)
  Other active employees                                       (1,889)   (1,634)
                                                              --------  --------

Total accumulated postretirement benefit obligation            (7,268)   (6,993)
Unrecognized actuarial gain                                       (18)     (243)
                                                              --------  --------

Accrued postretirement benefit liability (included in other
  long-term obligations)                                      $(7,286)  $(7,236)
                                                              ========  ========

Net periodic postretirement benefit cost for years ended June 30 as determined by an independent actuary, included the following components (in thousands):

                                                                     1998    1997
                                                                    ------  ------
Service cost-benefits attributable to service during the period     $ 437   $ 376
Interest cost on the accumulated postretirement benefit obligation    515     499
                                                                    ------  ------

Net periodic postretirement benefit cost                              952     875
Amount capitalized as construction cost                              (210)   (203)
                                                                    ------  ------

Amount charged to expense                                           $ 742   $ 672
                                                                    ======  ======

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% and 9.5% in the years ended June 30, 1998 and 1997, declining gradually to 5.5% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by $59,600 for the year ended June 30, 1998 and accumulated postretirement benefit obligation as of June 30, 1998 by $290,900. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.75% for the years ended June 30, 1998 and 1997, respectively. The average assumed annual rate of salary increase for the life insurance benefit plan was 4% in 1998 and 1997.

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

Treasury Stock - The Company has 54,648 and 47,668 shares of treasury stock, which are carried at cost, at June 30, 1998 and 1997, respectively. The Company purchased 6,980 and 27,230 shares of common stock in the years ended June 30, 1998 and 1997, respectively.

Stock Options - In 1994, the Company created an incentive stock option plan (the "Stock Option Plan"). Under the Stock Option Plan, options vested annually in 25% increments from January 1, 1994 to December 31, 1997 and were exercisable at $40 per share. In addition, if any of the optionees' employment with the Company is terminated within four years, the optionee must resell any exercised options back to the Company at $40 per share.

A summary of the Company's Option Plan as of June 30 and the changes during the years then ended is presented below:

                                        1998               1997               1996
                                        ----               ----               ----
                                          Exercise           Exercise           Exercise
                                  Shares    Price    Shares    Price    Shares    Price
Outstanding at beginning of year   3,200  $   40.00   6,400  $   40.00   9,600  $   40.00
Exercised                          3,200      40.00   3,200      40.00   3,200      40.00
                                  ------  ---------  ------  ---------  ------  ---------
Outstanding at end of year             0  $    0.00   3,200  $   40.00   6,400  $   40.00
                                  ======  =========  ======  =========  ======  =========

Options exercisable at year end        0              3,200              3,200
                                  ======              =====             ======

There have been no issuances since 1994 and therefore no compensation expense was recognized under SFAS 123. The options exercised above were paid for in the form of notes, which have been charged against equity until collected.

11.     EARNINGS PER SHARE

Effective December 15,1997, the Company adopted SFAS No. 128, "Earnings per Share" which replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available for common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations is as follows:



                                                                            Per-Share
                                                       Income     Shares     Amount
For the Year Ended June 30, 1998
 Basic and Diluted Earnings per Share
    Income available to common shareholders         $ 3,014,000   665,074  $     4.53
                                                    ============  =======  ===========

For the Year Ended June 30, 1997
 Basic Earnings per Share
    Income (loss) available to common shareholders  $(5,843,000)  688,247  $    (8.49)
                                                                           ===========
 Effect of dilutive stock options                             -     1,493
                                                    ------------  -------
 Diluted Earnings per Share
    Income (loss) available to common shareholders
       plus assumed conversions                     $(5,843,000)  689,740  $    (8.47)
                                                    ============  =======  ===========

For the Year Ended June 30, 1996
 Basic Earnings per Share
    Income available to common shareholders         $ 7,820,000   700,373  $    11.17
                                                                           ===========
 Effect of dilutive stock options                             -       711
                                                    ------------  -------
 Diluted Earnings per Share
    Income available to common shareholders
       plus assumed conversions                     $ 7,820,000   701,084  $    11.15
                                                    ============  =======  ===========

12.     UNCONSOLIDATED AFFILIATE

The Company's investment in BEC is accounted for under the equity method (see
Note 3).  Summarized financial information for BEC is as follows (in thousands):

For  the  Year  Ended  June  30,  1998
Current assets                    $ 1,506   Current liabilities           $ 2,894
Oil and gas properties             31,580   Long-term debt                  4,300
Other assets                        2,508   Other liabilities                 152
                                  --------  Equity                         28,248
                                                                         --------

Total assets                      $35,594   Total liabilities and equity  $35,594
                                  ========                                =======

Net sales                         $ 8,969
                                  ========
Gross profit                      $ 2,379
                                  ========
Net (loss) income                 $(1,772)
                                  ========

For the Year Ended June 30, 1997
Current assets                    $ 2,088   Current liabilities           $ 2,372
Oil and gas properties             30,485   Long-term debt                 30,500
Other assets                        1,554   Other liabilities                 135
                                  --------  Equity                          1,120
                                                                         --------

Total assets                      $34,127   Total liabilities and equity  $34,127
                                  ========                                =======

BEC began operations on March 30, 1997. Results of operations were not material for the three months ended June 30, 1997.

13.     OPERATING LEASES

The Company has noncancelable operating lease agreements for the rental of office space, computer and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.7, $1.3 and $1.2 million for the years ended June 30, 1998, 1997 and 1996, respectively.

At June 30, 1998 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):


1999        $1,391
2000         1,216
2001           971
2002           610
2003           397
Thereafter     799
            ------
            $5,384
            ======

14.     RELATED PARTY TRANSACTIONS

The Company has entered into a rental arrangement for the building used as its headquarters from a partnership in which certain officers are partners. Rent payments totaled approximately $339,470, $336,000, $300,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

Mountaineer purchases a portion of its gas supply requirements from a subsidiary and from Eastern. The price paid for such purchases has been approved by the WVPSC. During 1998, 1997 and 1996 Mountaineer purchased approximately $5,569,000, $5,297,000 and $5,342,000 respectively, from its subsidiary and $22,186,000, $23,225,000 and $15,258,000 respectively, from Eastern. The related revenues and expenses between Mountaineer and its subsidiary and Eastern have not been eliminated in these financial statements due to the regulated nature of Mountaineer. At June 30, 1998, Mountaineer has $7,628,000 of outstanding gas purchase commitments with Eastern.

The Company advanced funds to certain officers in 1991 and 1994, which bear interest at 8% and are secured by non-voting common shares of Eastern. Balances totaled $320,400 and $497,800, respectively, at June 30, 1998 and 1997 and are due in 2001.
The Company also advanced funds in 1988 to certain officers and directors which bear interest at 8%, are secured by interests in oil and gas properties and are payable out of net proceeds from the oil and gas production on these properties. Balances outstanding at June 30, 1998 and 1997 totaled $912,000 and $960,400, respectively.

15.     COMMITMENTS AND CONTINGENCIES

In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of a royalty trust (the "Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment. Unamortized proceeds totaling $13,504,700 and $15,121,700 at June 30, 1998 and 1997
respectively, have been classified as deferred trust revenue.

Certain gas production attributable to the Trust is purchased by a wholly owned subsidiary of the Company pursuant to a gas purchase contract, which expires in 2013. The purchase price under the contract is based on escalating fixed price and spot market components. The fixed price component expires on January 1, 2000. The obligation of the subsidiary to make payments under the contract is partially supported by a standby letter of credit with a face amount of $6 million. The letter of credit is subject to annual reductions of $3 million beginning June 30, 1996, and fully expires on June 30, 2000.

The Company has entered into an agreement whereby it funded a specified monthly amount, through December 31, 1996, to assist in the development of oil and gas projects by a third party. No remaining commitment exists as of June 30, 1998. Amounts funded are accounted for as an advance and all outstanding amounts are due on January 1, 1999. As of June 30, 1998 and 1997, the Company had $1.4 million and $2.5 million, respectively, in long-term notes receivable relating to this agreement. In addition to the commitment, the Company has certain other rights and options regarding the acquisition, exploration and development of the oil and gas projects that may be acquired as a result of this agreement.

In connection with an existing gas delivery obligation agreement, whereby Eastern received an advance payment, a subsidiary of Eastern entered into a credit line deed of trust which has an available balance of $8 million as of June 30, 1998 to collateralize its performance under the gas delivery obligation. This credit line deed of trust declines at a rate of 7.5% per year.

On February 1, 1996, Mountaineer's largest pipeline supplier, Columbia Transmission Corporation ("Columbia Transmission") placed increased rates into effect pending hearing and decision by the Federal Energy Regulatory Commission ("FERC"). A settlement was approved by FERC on April 17, 1997, which provided for reduced rates and refunds. The settlement resolved all issues except for approximately $18 million annually in environmental remediation costs which Columbia Transmission proposes to recover from its customers, including Mountaineer. The issue has been set for hearing. In accordance with the provisions of the settlement, Mountaineer received refunds totaling $6,142,000 which were credited against cost of gas in fiscal 1997.

On May 1, 1997, Columbia Gulf Transmission Company placed increased rates into effect pending hearing and decision by FERC. A settlement was approved April 29, 1998 by FERC which eliminates the rate increase, reduces the rates paid by Mountaineer below the pre-existing rate levels, and provides for certain refunds of past over-collections.
The Company is involved in various legal actions and claims arising in the ordinary course of business.

Management does not expect these matters to have a material adverse effect on the Company's financial position.

16.     FINANCIAL INSTRUMENTS

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

                                        June 30, 1998        June 30, 1997
                                        -------------        -------------
                                      Carrying     Fair    Carrying     Fair
                                        Value     Value      Value     Value
Assets:
  Cash and cash equivalents           $  21,547  $ 21,547  $  20,814  $ 20,814
  Accounts receivable                    32,827    32,827     37,857    37,857
  Notes receivable                        5,618     5,580      7,303     7,227
  Investment in common stock              2,794     2,794
Liabilities:
  Accounts payable and
    accrued expenses                     38,834    38,834     31,037    31,037
  Short-term debt                        19,174    19,174     15,724    15,724
  Funds held for future distribution      5,716     5,716      6,015     6,015
  Long-term debt                        262,088   266,856    260,144   260,905
  Other long-term obligations            12,838    12,838     14,000    14,000


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

Investment in Common Stock - The fair value of the common stock is based on quoted market prices.

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

17.     CONTRACT SETTLEMENT

In March 1998, the Company entered into a Termination Agreement (the "Agreement") with Seneca Power Partners, L.P. ("Seneca") which provided for the termination of a long-term gas sale and purchase contract between the Company and Seneca. Prior to such termination the Company was obligated to deliver up to 12,000 Mcf of natural gas per day to Seneca's cogeneration facility. The Agreement was a direct result of an amendment to the existing Power Purchase Agreement by and between Seneca and Niagara Mohawk Power Corporation ("Niagara"). Niagara negotiated amendments to all of its existing Power Purchase Agreements as part of a Master Restructuring Agreement ("MRA"). Pursuant to the Agreement, the Company received cash consideration of approximately $22 million on June 30, 1998. As a result of this termination, the Company estimates future losses on certain of its gas purchase commitments of approximately $2 million and has accordingly offset the contract settlement revenue by that amount.

The Company has retained its 10% limited partnership interest in Seneca. For the fiscal year ended June 30, 1998, the Company recorded partnership distributions of $10,029,000, comprised of $7,235,000 in cash and $2,794,000 of Niagara common stock.

18.     RATE MATTERS

Since November 1995, Mountaineer has operated under the terms of an agreement whereby during the three year period November 1, 1995 through October 31, 1998 (the "Moratorium Period"), Mountaineer would maintain its rates at an agreed upon level. The agreement stipulated that during the Moratorium Period, Mountaineer's annual purchased gas adjustment filing with the WVPSC would be temporarily suspended and the deferral accounting for the majority of costs associated with gas purchases will not be in effect. In accordance with the terms of the agreement, $12 million of the overrecovered gas costs recorded at October 31, 1995 was amortized over the Moratorium Period. The amount of overrecovered gas costs recorded at October 31, 1995 totaled $12.7 million. The excess of the overrecovered gas costs over the amount to be amortized and certain transportation revenues, storage balancing fees and standby charges are subject to deferred accounting as authorized by the WVPSC for consideration in the next rate proceeding. Consequently, Mountaineer assumed the risk of changes in the cost of gas purchases and any changes in interstate pipeline rates and charges during the Moratorium Period (see Note 4).

In January 1998, Mountaineer filed with the WVPSC for an increase in its base rates which would become effective upon expiration of the Moratorium Period. In July 1998, Mountaineer agreed to a Joint Stipulation and Agreement for Settlement (the "Settlement") with various parties including the Staff of the WVPSC and the Consumer Advocate Division regarding Mountaineer's rate filing. Under the terms of the Settlement, Mountaineer was granted an increase in its rates which provides for a new three year Moratorium Period from November 1, 1998 to October 31, 2001. Other significant terms and conditions of the Settlement are similar to those under which Mountaineer operated under during the prior Moratorium Period. Beginning November 1, 1998, the excess of the overrecovered gas costs and certain transportation revenues, storage balancing fees and standby charges previously deferred as authorized by the WVPSC will be credited to gas expense over the three-year period ending October 31, 2001.

19.     INDUSTRY SEGMENTS
The following table sets forth the Company's principal industry segments and their contribution to its revenues, operating profits, capital expenditures and depletion, depreciation and amortization for the periods. Also shown are the identifiable assets associated with each segment as of the end of each year indicated (in thousands):

                                                  Year Ended June 30, 1998
                                                  ------------------------
                                                   Regulated
                                    Oil and Gas     Utility      Corporate
                                    Operations     Operations    and Other    Consolidated
Sales to unaffiliated customers    $    148,419   $   158,134                $     306,553
Intersegment                             27,754             -                       27,754
Contract settlement                      30,029             -                       30,029
                                   -------------  ------------               -------------
Total revenue                      $    206,202   $   158,134                $     364,336
                                   =============  ============               =============

Operating profit                   $     23,801   $    14,276   $   (3,657)  $      34,419
Interest and other                       (3,587)       (6,177)     (19,381)        (29,145)
                                   -------------  ------------  -----------  --------------
Income (loss) before income taxes  $     20,214   $     8,099   $  (23,038)  $       5,274
                                   =============  ============  ===========  ==============

Depletion, depreciation and
  amortization expense             $     10,976   $     8,902   $      160   $      20,038
                                   =============  ============  ===========  ==============

Capital expenditures               $     22,599   $    13,466   $    2,358   $      38,423
                                   =============  ============  ===========  ==============

Total assets                       $    172,758   $   219,801   $   47,386   $     439,945
                                   =============  ============  ===========  ==============

                                                  Year Ended June 30, 1997
                                                  ------------------------
                                                   Regulated
                                    Oil and Gas     Utility      Corporate
                                    Operations     Operations    and Other    Consolidated
Sales to unaffiliated customers    $    171,956   $   173,463                $     345,419
Intersegment                             28,522             -                       28,522
                                   -------------  ------------               -------------
Total revenue                      $    200,478   $   173,463                $     373,941
                                   =============  ============               =============

Operating profit                   $      6,169   $    15,564   $   (2,666)  $      19,067
Interest and other                       (3,569)       (9,761)      (1,601)        (14,931)
                                   -------------  ------------  -----------  --------------
Income (loss) before income taxes  $      2,600   $     5,803   $   (4,267)  $       4,136
                                   =============  ============  ===========  ==============

Depletion, depreciation and
  amortization expense             $     11,597   $     7,407   $       40   $      19,044
                                   =============  ============  ===========  ==============

Capital expenditures               $     15,842   $    10,305          229   $      26,376
                                   =============  ============  ===========  ==============

Total assets                       $    166,723   $   224,322   $   43,712   $     434,757
                                   =============  ============  ===========  ==============

                                                  Year Ended June 30, 1996
                                                  ------------------------
                                                   Regulated
                                    Oil and Gas     Utility      Corporate
                                    Operations     Operations    and Other    Consolidated
Sales to unaffiliated customers    $    172,265   $   182,929                $     355,194
Intersegment                             20,600             -                       20,600
                                   -------------  ------------               -------------
Total revenue                           192,865       182,929                      375,794
                                   =============  ============               =============

Operating profit                   $      6,791   $    27,532   $   (2,375)  $      31,948
Interest and other                       (9,679)      (10,982)           -         (20,661)
                                   -------------  ------------  -----------  --------------
Income (loss) before income taxes  $     (2,888)  $    16,550   $   (2,375)  $      11,287
                                   =============  ============  ===========  ==============

Depletion, depreciation and
  amortization expense             $     12,930   $     5,863   $       24   $      18,817
                                   =============  ============  ===========  ==============

Capital expenditures               $     26,703   $    12,629   $      113   $      39,445
                                   =============  ============  ===========  ==============


The Company operates in two industry segments; oil and gas operations including exploration and development, production, aggregation and marketing of third party and Company owned oil and gas; operation of a regulated local gas distribution company. Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. Intersegment sales have not been eliminated in consolidation because of the regulated nature of the gas distribution segment.

20.     SUBSEQUENT EVENTS

On July 31, 1998 the Company's Board of Directors agreed to change the capital structure by adding a new class of nonvoting Class A common stock. The common stockholders approved this action on August 10, 1998. Articles of Amendment to the Company's Articles of Incorporation were filed on August 21, 1998 authorizing the issuance of 100,000 shares of Class A stock. As of the date of this report, no shares have been issued.

On July 31, 1998 Eastern's Board of Directors agreed to change its capital structure by redeeming and canceling all 100,000 shares of Eastern's Class A stock. Eastern's common stockholder approved this action on July 31, 1998. Eastern's Class A stockholders approved this action on August 10, 1998. The cancellation may be effected either by an exchange of shares for the Company's new Class A stock, or the Company will pay cash to the stockholders, at each Class A stockholder's option. Articles of Amendment to Eastern's Articles of Incorporation were filed on August 21, 1998 terminating the Class A stock. As of the date of this report, no exchanges or cash payments have been made.

SUPPLEMENTAL  INFORMATION  ON  OIL  AND  GAS  PRODUCING  ACTIVITIES (UNAUDITED)

Costs - The following tables set forth capitalized costs as of June 30 and costs incurred, including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                     1998       1997       1996
                                                     ----       ----       ----
Capitalized costs:
  Proved properties                                $197,137   $192,970
  Unproved properties                                13,513      7,398
                                                   ---------  ---------
  Total                                             210,650    200,368

  Less accumulated depletion and depreciation       (64,770)   (57,001)
                                                   ---------  ---------


Net capitalized costs                              $145,880   $143,367
                                                   =========  =========

Company's share of equity method investee's net
  Capitalized costs                                $  9,474   $  8,877
                                                   =========  =========


Costs incurred:
  Acquisition of proved properties                 $  2,039   $    143   $ 4,318
  Development costs                                  10,227     11,649    13,470
  Exploration costs                                   9,154      3,728     6,141
                                                   ---------  ---------  -------

Total costs incurred                               $ 21,420   $ 15,520   $23,929
                                                   =========  =========  =======

Company's share of equity method investee's total
  Costs incurred                                   $    944   $    115
                                                   =========  =========

Results of Operations - The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                               1998     1997     1996
                                               ----     ----     ----
Revenues from sale of oil and gas            $24,689  $33,301  $31,940
Less:
  Production costs                             3,101    7,997    7,986
  Production taxes                             1,448    1,966    1,407
  Exploration and impairment                   8,262   10,121    6,756
  Depletion, depreciation and amortization     8,021    8,325    9,204
  Income tax expense                           1,453    1,712    1,647
                                             -------  -------  -------

Income from oil and gas operations           $ 2,404  $ 3,180  $ 4,940
                                             =======  =======  =======

Company's share of equity method investee's
  Income from oil and gas operations         $   714  $   311
                                             =======  =======

Production costs include those costs incurred to operate and maintain productive wells and related equipment and include costs such as labor, repairs and maintenance, materials, supplies, fuel consumed and insurance. Production costs are net of well tending fees, which are included in well operations revenues in the accompanying consolidated statements of operations.

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

The following table sets forth information for the years indicated with respect to changes in the Company's proved reserves, substantially all of which are in the United States.

                                                               Natural     Crude
                                                                 Gas        Oil
                                                               (Mmcf)     (Mbbls)
Proved reserves:
  June 30, 1995                                                 171,818    7,020
    Revisions of previous estimates                               3,693      170
    Purchases of reserves in place                                7,500
    Extensions and discoveries                                    5,950
    Sales of reserves in place                                  (19,700)
    Production                                                   (9,812)    (522)
                                                                --------  -------
  June 30, 1996                                                 159,449    6,668
    Revision of previous estimates                                  331     (197)
    Extensions and discoveries                                   13,331      545
    Sales of reserves in place                                   (3,674)  (5,336)
    Production                                                   (9,106)    (447)
                                                                --------  -------
  June 30, 1997                                                 160,331    1,233
    Revisions of previous estimates                                 825      (49)
    Extensions and discoveries                                   14,545      205
    Purchases of reserves in place                                2,284       79
    Sales of reserves in place                                               (11)
    Production                                                   (8,525)    (127)
                                                                --------  -------
  June 30, 1998                                                 169,460    1,330
                                                                ========  =======

Proved developed reserves:
  June 30, 1996                                                 153,232    6,668
                                                                ========  =======
  June 30, 1997                                                 141,116      748
                                                                ========  =======
  June 30, 1998                                                 138,935      733
                                                                ========  =======

Company's share of equity method investee's proved reserve at:
  June 30, 1997                                                   3,452    4,402
                                                                ========  =======
  June 30, 1998                                                   2,077    3,113
                                                                ========  =======

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

Future cash inflows are computed by applying period-end prices of oil and gas relating to the Company's proved reserves to the period-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at period-end.

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

Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                   1998        1997        1996
                                                   ----        ----        ----
Future cash in flows                             $ 457,015   $ 473,464   $ 500,839
Future production and development costs           (170,169)   (172,219)   (196,602)
Future income tax expense                          (57,000)    (50,607)    (48,860)
                                                 ----------  ----------  ----------
Future net cash flows before discount              229,846     250,638     255,377
10% discount to present value                     (138,581)   (143,791)   (145,436)
                                                 ----------  ----------  ----------

Standardized measure of discounted future
  net cash flows related to proved oil and gas
  reserves                                       $  91,265   $ 106,847   $ 109,941
                                                 ==========  ==========  ==========

Company's share of equity method investee's
  standardized measure of discounted future net
  cash flows                                     $  19,975   $  27,201
                                                 ==========  ==========


Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30 are as follows (in thousands):

                                                 1998       1997       1996
                                                 ----       ----       ----
Standardized measure of discounted future
  net cash flows at beginning of period        $106,847   $109,941   $110,739
Sales of oil and gas produced, net of
  production costs                              (13,816)   (17,854)   (16,528)
Net changes in prices and production costs      (12,729)    17,395     21,717
Changes in production rates and other           (14,256)        50    (11,057)
Extensions, discoveries and other additions,
  net of future production and development
  costs                                           5,910     12,185      3,944
Changes in estimated future development costs    (1,495)    (7,609)   (13,685)
Development costs incurred                       10,227     11,649     13,470
Revisions of previous quantity estimates            422     (1,022)     3,120
Purchase of reserves in place                     2,026                 4,918
Sales of reserves in place                          (56)   (25,075)   (12,919)
Accretion of discount                            10,685     10,994     11,074
Net change in income taxes                       (2,500)    (3,807)    (4,852)
                                               ---------  ---------  ---------

Standardized measure of discounted
  future net cash flows at end of period       $ 91,265   $106,847   $109,941
                                               =========  =========  =========

                                    * * * * *

ENERGY  CORPORATION  OF  AMERICA               SCHEDULE  I
CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT

CONDENSED  BALANCE  SHEETS  INFORMATION
JUNE  30,  1998  AND  1997
(Dollars  in  Thousands)
-----------------------------------------------------------
ASSETS                                      1998      1997
CURRENT ASSETS:
  Cash                                   $ 19,158  $ 16,192
  Accounts receivable, affiliates          25,195    18,529
  Accounts receivable, other                  388       158
  Other current assets                      5,324       108
                                         --------  --------
    Total current assets                   50,065    34,987

PROPERTY, PLANT AND EQUIPMENT - Net         3,226       288

INVESTMENT IN SUBSIDIARIES                168,032   192,649

OTHER ASSETS                               13,448     8,447
                                         --------  --------

TOTAL                                    $234,771  $236,371
                                         ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses  $  3,833  $  2,500
  Taxes payable                                 -     5,122
                                         --------  --------
    Total current liabilities               3,833     7,622

LONG-TERM LIABILITIES
  Long-term debt                          200,661   200,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                       30,277    28,749
                                         --------  --------

TOTAL                                    $234,771  $236,371
                                         ========  ========

See notes to condensed financial information.


ENERGY CORPORATION OF AMERICA                                       SCHEDULE I
CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT

CONDENSED  STATEMENTS  OF  OPERATIONS  INFORMATION
FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996
(Dollars in Thousands)
------------------------------------------------------------------------------
                                                     1998      1997      1996
COSTS AND EXPENSES:
  General and administrative                      $  3,355   $ 2,608   $ 2,352
  Depreciation of property, plant and equipment        160        40        24
                                                  ---------  --------  --------

LOSS FROM OPERATIONS                                (3,515)   (2,648)   (2,376)

INTEREST EXPENSE                                    19,875     2,152

OTHER (INCOME) EXPENSE                              (1,072)   (1,246)    1,931
                                                  ---------  --------  --------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN EARNINGS OF SUBSIDIARIES                      (22,318)   (3,554)   (4,307)

BENEFIT FROM INCOME TAXES                           (8,335)   (2,565)   (1,142)
                                                  ---------  --------  --------

LOSS BEFORE EQUITY IN EARNINGS OF
  SUBSIDIARIES                                     (13,983)     (989)   (3,165)

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES         16,997    (4,854)   10,985
                                                  ---------  --------  --------

NET INCOME (LOSS)                                 $  3,014   $(5,843)  $ 7,820
                                                  =========  ========  ========

See  notes  to  condensed  financial  information.


ENERGY CORPORATION OF AMERICA                                                       SCHEDULE I
CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT

CONDENSED  STATEMENTS  OF  CASH  FLOWS  INFORMATION
FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996
(Dollars  in  Thousands)
-----------------------------------------------------------------------------------------------
                                                                     1998       1997       1996
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                             $   3,014   $ (5,843)  $  7,820
  Adjustments to reconcile net income to cash
    Provided by (used in) operating activities:
    Equity in undistributed (earnings) losses of subsidiaries     (16,997)     4,854    (10,985)
    Depreciation and amortization                                     946        104         24
    Changes in operating assets and liabilities                    (9,524)     5,077     (5,824)
    Other                                                          (2,340)    (4,634)       801
                                                                ----------  ---------  ---------
      Net cash used in operating activities                       (24,901)      (442)    (8,164)
                                                                ----------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries                                         (7,430)    (9,821)
  Expenditures for property                                        (2,358)      (229)      (113)
  Other investing activities                                       (3,137)         -          -
                                                                ----------  ---------  ---------
      Net cash used in investing activities                       (12,925)   (10,050)      (113)
                                                                ----------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                     (815)    (1,007)    (1,457)
  Proceeds from issuance of debt                                    1,298    200,000
  Principal payments on debt                                         (217)
  Contributions to capital of subsidiaries                                  (178,378)
  Deferred financing costs                                           (601)    (7,055)
  Repurchase of common stock                                         (523)    (2,054)      (632)
  Subsidiary dividends and other                                   41,650     11,724      7,684
                                                                ----------  ---------  ---------
      Net cash provided by financing activities                    40,792     23,230      5,595
                                                                ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                2,966     12,738     (2,682)
Cash and cash equivalents, beginning of year                       16,192      3,454      6,136
                                                                ----------  ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  19,158   $ 16,192   $  3,454
                                                                ==========  =========  =========

See  notes  to  condensed  financial  information.

ENERGY  CORPORATION  OF  AMERICA                                     SCHEDULE  I
CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT

NOTES  TO  CONDENSED  FINANCIAL  INFORMATION
FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996
--------------------------------------------------------------------------------

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

3.     LONG-TERM  DEBT

Information concerning debt of the Company on a consolidated basis is disclosed in Note 5 of the Notes to Consolidated Financial Statements of Energy
Corporation  of  America  and  Subsidiaries  included  elsewhere  herein.  The
Company's  $200  million  in  9-1/2%  senior subordinated notes are due in 2007.

4.     DIVIDENDS  RECEIVED

The Company received dividends from its subsidiaries of $41.6 million, $10.4 million and $7.6 million for the years ended June 30, 1998, 1997 and 1996, respectively.

                                    * * * * *


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES             SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(Amounts in Thousands)
----------------------------------------------------------------------
                                   1998      1997      1996
Balance at beginning of period   $ 1,660   $ 1,744   $ 1,141
Charged to costs and expenses      2,572     2,102     1,800
Charged to other accounts (1)         58       291
Deductions (2)                    (2,609)   (2,477)   (1,197)
                                 --------  --------  --------

Balance at end of period         $ 1,681   $ 1,660   $ 1,744
                                 ========  ========  ========

(1)     Recoveries  of  accounts  previously  written  off.
(2)     Accounts  written  off

Item 9.  Changes In and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial
---------
             Disclosure
-----------------------

Pursuant to Rule 12b-2 of the Exchange Act of 1934, the information required by this Item 9 was previously reported by the Company in its S-4 Registration Statement, as amended, filed with the Commission on June 11, 1997.


                                    PART III


Item 10.  Directors and Officers of Registrant
--------  ------------------------------------

The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 1998 are listed below, together with a description of their experience and certain other information. All of the Directors were re-elected for a one year term at the Company's December 1997 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

Name                      Age                 Position with Company or Subsidiary
------------------------  ---  -----------------------------------------------------------------
Kenneth W. Brill           90  Chairman of the Board of the Company; Director
John Mork                  50  President and Chief Executive Officer of the Company; Director
Joseph E. Casabona         54  Executive Vice President of the Company; Director
J. Michael Forbes          38  Vice President of the Company
Richard E. Heffelfinger    40  President of Eastern American; Director
Donald C. Supcoe (1)       42  Vice President, General Counsel and Secretary of Eastern American
F. H. McCullough, III      50  Vice President of the Company; Director
Richard L. Grant (1)       43  President of Mountaineer Gas Company
Michael S. Fletcher (1)    49  Senior Vice President and Chief Financial Officer of Mountaineer
Pamela T. Gates            51  Secretary of the Company
Peter H. Coors             51  Director
L. B. Curtis               74  Director
John J. Dorgan             74  Director
Arthur C. Nielsen, Jr.     79  Director
Julie Mork                 48  Director
W. Gaston Caperton, III    58  Director

_______________
(1) Subsequent to June 30, 1998, Richard L. Grant resigned as President of Mountaineer Gas Company and Michael S. Fletcher was appointed as Mr. Grant's replacement. Also subsequent to June 30, 1998, Donald C. Supcoe was appointed Senior Vice President of Mountaineer Gas Company.

     Kenneth W. Brill has been the Chairman of the Board of the Company since its formation. He served as Chairman of Eastern American from 1974 until it became a wholly owned subsidiary of the Company in 1993. He was employed by Conoco, Inc. from 1930 to 1973, and served as Vice President and Regional General Manager of the Rocky Mountain Division for thirteen years.

     W. Gaston Caperton, III has been a Director of the Company since September 25,1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Mr. Caperton presently serves as President of The Caperton Group. He currently serves as Director of the Institute on Education and Government, at the Teachers College of Columbia University. Mr. Caperton presently serves on the Boards of Directors of Owens Corning and United Bankshares.

     Joseph E. Casabona is Executive Vice President of the Company and has been a Director since its formation. Mr. Casabona joined Eastern American in 1985 and was Executive Vice President of Eastern American and a Director from 1987 until 1993. Mr. Casabona was employed in various audit staff capacities from 1967 to 1984 with KPMG Main Hurdman ("KPMG, Peat Marwick"). Mr. Casabona graduated from the University of Pittsburgh with a B.A. in Accounting and from the Colorado School of Mines with a M.S. in mineral economics. Mr. Casabona has been a Certified Public Accountant since 1967.

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Vice Chairman of the Board and Chief Executive Officer of Coors Brewing Company and Vice President of Adolph Coors Company. He received his Bachelors Degree in Industrial Engineering from Cornell University in 1969, and he earned his Masters Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of First Bank Systems.

     L.B. Curtis has been a Director of the Company since 1993. Mr. Curtis was a Director of Eastern American Energy Corporation from 1988 until 1993. Mr. Curtis is retired from a career at Conoco, Inc. where he held the position of Vice President of Production Engineering with Conoco Worldwide. Mr. Curtis graduated from The Colorado School of Mines with an Engineer of Petroleum Professional degree.

     John J. Dorgan has been a Director of the Company since 1993. He served as a Director for Eastern American Energy Corporation in 1992. He is a former Executive Vice President and now a consultant to Occidental Petroleum Corporation where he has worked in various capacities since 1972.

     Michael S. Fletcher has been Senior Vice President and Chief Financial Officer of Mountaineer Gas Company since 1987. Prior to that time, Mr. Fletcher was a partner of Arthur Andersen and Company and was employed by that firm for 15 years. Mr. Fletcher is also a Certified Public Accountant. Mr. Fletcher graduated from Utah State University with a Bachelors Degree in Accounting. Effective August of 1998, Mr. Fletcher was appointed President of Mountaineer Gas Company.

     J. Michael Forbes is Vice President of the Company and served as Treasurer from 1995 to mid-1998. Mr. Forbes joined Eastern American in 1982 and was the Vice President of Accounting, Treasurer and Chief Financial Officer of Eastern American. Mr. Forbes graduated with a B.A. in accounting and finance from Glenville State College and is a Certified Public Accountant. He also holds a M.B.A. from Marshall University and is a graduate of Stanford University's Program for Chief Financial Officers.

     Pamela T. Gates is the Secretary of the Company. She has served as the Executive Assistant to John Mork since 1984.

     Richard L. Grant has been President of Mountaineer Gas Company since 1988. Prior to his service with Mountaineer Gas Company, Mr. Grant served as legal counsel with the Cincinnati Gas and Electric Company. Mr. Grant is both a licensed professional engineer and attorney having graduated from Rose Hulman Institute of Technology and Northern Kentucky University. Mr. Grant resigned as President of Mountaineer Gas Company effective September 1, 1998.

     Richard E. Heffelfinger is President of Eastern American and Eastern Marketing and has been a Director of the Company since 1993. Mr. Heffelfinger joined Eastern American in 1980. Mr. Heffelfinger currently serves on the Board of Directors of Capital State Bank of West Virginia. He is a member of the Young Presidents' Organization, Mountain States Chapter, and a past President and current Board Member of the Independent Oil and Gas Association of West Virginia. Mr. Heffelfinger is a graduate of Glenville State College.

     F. H. McCullough, III has been a Director of the Company since 1993. Mr. McCullough joined Eastern American in 1977. Mr. McCullough currently serves as Vice President of the Company. Mr. McCullough was a Director of Eastern American from 1978 until 1993. Mr. McCullough is a graduate of the University of Southern California with a Bachelor of Arts Degree in International Economics and two Masters Degrees in Business Administration and Financial Systems Management. He is a graduate of the Northwestern University Kellogg Graduate School of Management Executive Marketing Program.

     John Mork has been President and Chief Executive Officer of the Company and a Director of the Company since its formation. Mr. Mork served in various capacities at Santa Fe International and Union Oil Company until 1972 when he joined Pacific States Gas and Oil, Inc. and subsequently founded Eastern American. Mr. Mork was President and a Director of Eastern American Energy Corporation from 1973 until 1993. Mr. Mork is a past Director of the Independent Petroleum Association of America, and the Independent Oil and Gas Association of West Virginia. He was chapter chairman of the Young Presidents' Organization, Inc., Rocky Mountain Chapter in 1994-1995. Mr. Mork also founded the Mountain State Chapter of the Young Presidents' Organization located in Charleston, West Virginia. Mr. Mork holds a Bachelor of Science Degree in Petroleum Engineering from the University of Southern California and he is a graduate of the Stanford Business School Program for Chief Executive Officers. He is the husband of Julie Mork.

     Julie M. Mork has been a Director of the Company since 1993. She was a Director of Eastern American from 1974 until 1993. Mrs. Mork served as a founder and Secretary/Treasurer of Pacific States Gas and Oil, Inc. and Eastern American. Mrs. Mork received a B.A. in history from the University of California in Los Angeles. She is the wife of John Mork.

     Arthur C. Nielsen, Jr. has been a Director of the Company since 1993. He was a Director of Eastern American Energy Corporation from 1985 until 1993. He is Chairman, Emeritus of A.C. Nielsen Company and serves on the Boards of Directors of Marsh and McLennan, Harris Trust and Savings Bank and General Binding Corporation. He also serves as senior advisor to the Toshiba Corporation.

     Donald C. Supcoe is Vice President, General Counsel and Secretary of Eastern American. He has been employed by Eastern American since 1981. Mr. Supcoe a past President of the Independent Oil and Gas Association of West Virginia and a past Vice President of the Independent Petroleum Association of America. Mr. Supcoe graduated from West Virginia University with a B.S. in Business Administration. Mr. Supcoe received a Doctor of Jurisprudence Degree from West Virginia University College of Law. Mr. Supcoe was named Senior Vice President of Mountaineer Gas Company in August, 1998.

Item 11.  Executive Compensation
--------  ----------------------

     The following table sets forth for fiscal year 1998 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                                      Salary    Bonus      Other      Total
                                                     --------  --------  ----------  --------
John Mork                                            $211,488  $165,078  $39,664(1)  $416,230
 President and Chief Executive Officer
Joseph E. Casabona                                    194,955   130,854    8,569(2)   334,378
 Executive Vice President
J. Michael Forbes                                     126,940    74,711    5,227(3)   206,878
 Vice President
Richard L. Grant                                      272,569   185,240   23,119(4)   480,928
 President of Mountaineer Gas Company
Richard E. Heffelfinger                               180,133    56,500    3,987(5)   240,620
 President of Eastern American Energy Corporation

______________
(1)  Includes  $7,748  in compensation related to insurance policies provided for the benefit of  John  Mork,  and  31,916  for  personal  use  of  company  owned  assets.
(2)  lncludes  $3,693  in compensation related to insurance policies provided for the benefit of  Joseph  E.  Casabona,
$1,553  for  personal use of company owned assets, and $3,323 in 401K matching contributions.
(3)  Includes  $96 in compensation related to an insurance policy provided for the benefit of
J.  Michael  Forbes,  $2,555  for  personal  use  of  company owned assets and $2,576 in 401K matching  contributions.
(4)  Includes  $19,811  for  personal  use  of company owned assets and $3,302 for tax return preparation.
(5)  Includes $174 in compensation related to an insurance policy provided for the benefit of
Richard  E.  Heffelfinger,  $546  for personal use of company owned assets and $3,267 in 401K matching  contributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
 --------  --------------------------------------------------------------

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of June 30, 1998. The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.

                                                           Beneficial Ownership
                                                           --------------------
                                                         Number of
                                                           Shares         Percent
                                                    --------------------  --------
Kenneth W. Brill (1)                                              68,310    10.27%
W. Gaston Caperton, III                                              160        *
Joseph E. Casabona                                                18,830     2.83%
Peter H. Coors                                                       460        *
L. B. Curtis                                                      12,560     1.89%
John J. Dorgan                                                       810        *
J. Michael Forbes                                                  3,200        *
Pamela T. Gates                                                      300        *
Richard E. Heffelfinger                                            6,560        *
F. H. McCullough, III (3)(4)                                      96,125    14.19%
John Mork (2)                                                    385,603    57.97%
Julie Mork (2)                                                   385,603    57.97%
Arthur C. Nielsen, Jr.                                            36,160     5.44%
Donald C. Supcoe                                                   3,200        *

All officers and Directors as a group (14 persons)               632,278    95.06%

__________
  *     Less than one percent
(1) Pursuant to agreements dated June 30, 1993 and July 8, 1996, Kenneth W. Brill granted the Company options to purchase 15,400 and 75,850 shares, respectively, of the Company's Common Stock owned by him, 22,940 of which have been purchased by the Company.
(2) Includes 377,360 shares held by John and Julie Mork as joint tenants, 2,343 shares held by Julie Mork individually, and 2,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.
(3) Pursuant to an agreement dated May 20, 1997, F.H. McCullough, III and his wife, Kathy L. McCullough, jointly granted the Company an option to purchase 11,920 shares of the Company's Common Stock owned by them, 5,960 of which have been purchased by the Company.
(4) Includes 94,365 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 560 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith McCullough Trust and the Kristin McCullough Trust.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Certain officers, Directors and key employees of the Company and members of their families regularly participate in the wells drilled by the Company on an actual costs basis and share in the costs and revenues on the same basis as the Company. The Company has the right to select the wells drilled and each officer, Director and key employee participate in all wells included within a Company drilling program (the "Drilling Program") and cannot selectively choose the wells in which to participate. The Company typically has a development drilling component and an exploration-drilling component within each year's Drilling Program. The officers, Directors, key employees and their family members may participate in either or both of the components. The following table identifies the officers', Directors', key employees' and family members' aggregate investment in the calendar years shown:

                                   1998*         1997        1996
                               -------------  -----------  --------
K.W. Brill                     $     150,000  $    47,318  $ 32,223
John Mork (1)                        375,000      321,317   224,346
Joseph E. Casabona                    50,000       41,871    20,858
J. Michael Forbes                     10,000       13,120     8,276
Donald C. Supcoe                      10,000        4,979     2,751
Richard L. Grant                      35,000       21,287     2,751
L.B. Curtis                           85,000       39,877    30,932
John J. Dorgan                        50,000       32,543    22,232
Arthur C. Nielsen, Jr.               144,000       29,623    24,981
F.H. McCullough, III                 150,000       97,458         -
Lesley McCullough Trust(2)            10,000          542     3,300
Kristen McCullough Trust(2)           10,000          542     3,300
Meredith McCullough Trust(2)          10,000          542     3,300
Katherine McCullough Trust(2)         10,000          542     3,300
Alison Mork Trust (3)                 35,000       37,300    11,103
Kyle Mork Trust (3)                   35,000       37,300    11,103
Gary A. Brill (4)                          -          325    20,858
E.J. Davies                           75,000       26,985    20,858
Peter Coors                           50,000            -         -
Gaston Caperton                      300,000            -         -
                                  ----------     --------  --------
 Total                            $1,594,000     $755,469  $446,472
                                  ==========     ========  ========

__________
* These amounts represent only the amounts committed to the 1998 Drilling Program and the actual investment may vary.
(1)     Interest  of  John  Mork  and  Julie  Mork  held  as  joint  tenants.
(2)     Trusts  for  Minor  children  of  F.  H.  McCullough,  III  and Kathy L.
McCullough.
(3)     Trusts  for  Minor  children  of  John  Mork  and  Julie  Mork.
(4)     Son  of  Kenneth  W.  Brill.

     Certain officers, Directors and key employees of the Company have notes payable to the Company or its subsidiaries which are secured by such individual's interests in certain of the Company's drilling programs. Each of these notes bears interest at 8% per annum. The balance owed by the individuals as of June 30, 1998 was $880,026. The amounts owed by the named officers, Directors and key employees, as of June 30, 1998, are as follows:

K.W. Brill               $291,441
John Mork                 313,616
Joseph E. Casabona         42,766
J. Michael Forbes           6,969
Richard E. Heffelfinger     4,752
L.B. Curtis                17,740
Arthur C. Neilsen, Jr.     41,182
F. H. McCullough, III     161,560
                         --------
  Total                  $880,026
                         ========

     In addition to the foregoing notes, various officers and Directors of the Company have borrowed money from the Company and have executed promissory notes therefor. These promissory notes are generally secured by a pledge of the stock of the Company or the stock of one of its subsidiaries. The notes bear interest at 8% per annum. As of June 30, 1998, the following were indebted to the Company in amounts in excess of $60,000:


Joseph E. Casabona       $147,000
J. Michael Forbes          96,000
Richard E. Heffelfinger   192,000
F. H. McCullough, III     176,000
Donald C. Supcoe           96,000
                         --------
  Total                  $707,000
                         ========

     Eastern American entered into an agreement in July 1991 to rent 11,260 square feet of office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 33.33% by John Mork, 16.667% by each of Kenneth W. Brill, F. H. McCullough, III and Joseph E. Casabona and 5.57% by each of Donald
C. Supcoe, Richard E. Heffelfinger and J. Michael Forbes. The agreement was amended in April 1994 to provide for the lease of an aggregate of 19,069 square feet of office space. In June 1998, an additional 2,368 square feet of office space was leased. The aggregate amount paid by such subsidiary for rent to such corporation was $339,470 for fiscal year 1998. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 --------  ---------------------------------------------------------------

     (a)     1.     Financial Statements - The Financial Statements are
                    filed as a part of this annual report at Item 8.

             2. Financial Statement Schedules - The Financial Statements are filed as a part of this annual report at Item 8.

             3. Exhibits - The following is a complete list of Exhibits filed as part of, or incorporated by reference into this Registration Statement:

*-3.1     Articles of Incorporation of Energy Corporation of America

 -3.2     Amendment to Articles of Incorporation of Energy Corporation of
          America

 -3.3     Amended Bylaws of Energy Corporation of America

*-4.1 Credit Agreement among Energy Corporation of America, General Electric Capital Corporation as Agent, and the lenders named therein, dated as of May 20, 1997.

*-4.2 Note Purchase Agreement between Mountaineer Gas Company and The John Hancock Mutual Life Insurance Company dated as of October 12, 1995.

*-4.3 Indenture, dated as of May 23, 1997, between Energy Corporation of America and The Bank of New York, as Trustee, with respect to the 9 1/2% Senior Subordinated Notes Due 2007 (including form of 9 1/2% Senior Subordinated Note Due 2007).

*-4.4     Form of 9 1/2% Senior Subordinated Note due 2007, Series A.

*-4.5 Registration Rights Agreement, dated as of May 20, 1997, among Energy Corporation of America, as issuer, and Chase Securities Inc. and Prudential Securities Inc.

*-10.1 Eastern American Energy Corporation Profit/Incentive Stock Plan dated as of June 4, 1997.

*-10.2 Buy-Sell Stock Option Agreement dated as of May 19, 1997 among Energy Corporation of America, F.H. McCullough, III and Kathy L.McCullough.

*-10.3 Buy-Sell Stock Option Agreement dated as of July 8, 1996 between Energy Corporation of America and Kenneth W. Brill.

*-10.4 Gas Purchase Contract dated as of January 1, 1993 between Eastern American Energy Corporation and Eastern Marketing Corporation

*-10.5 FTSI Service Agreement No. 37994 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gulf Transmission Company.

*-10.6 Service Agreement No. 42794 dated as of November 1,1994 between Mountaineer Gas Company and Columbia Gulf Transmission Company.

*-10.7 SST Service Agreement No. 38087 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gas Transmission Corporation

*-10.8 FTS Service Agreement No. 38137 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gas Transmission Corporation. (Previously misidentified as FTS Service Agreement No. 38037)

*-10.9 Supplement No. 1 to Transportation Service Agreement No. 38137 dated as of May 6, 1994 between Mountaineer Gas Company and Columbia Gas Transmission Corporation.

*-10.10 FSS Service Agreement No. 38077 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gas Transmission Corporation.

*-10.11 NTS Service Agreement No. 39272 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gas Transmission Corporation.

*-10.12 FTS Service Agreement No. 38113 dated as of November 1,1993 between Mountaineer Gas Company and Columbia Gas Transmission Corporation.

*-10.13 Supplement No. 1 to Transportation Service Agreement No. 38113 dated as of May 6, 1994 between Mountaineer Gas Company and Columbia Gas Transmission Corporation.

*-10.14 Gas Transportation Agreement dated as of October 1, 1994 between Mountaineer Gas Company and Tennessee Gas Pipeline Company.

*-10.15 Amendment No. 1 to Gas Transportation Agreement dated as of May 5, 1995 between Mountaineer Gas Company and Tennessee Gas Pipeline Company.

 -10.16 FTS Service Agreement No. 60266 dated May 20, 1998 between Mountaineer Gas Company and Columbia Gas Transmission Corporation

 -21.1    Subsidiaries of Energy Corporation of America

 -23.1    Independent Auditors' Consent on Schedules contained in Item 8

 -25.1    Power of Attorney set forth on the signature page contained in Part V

 -27.1    Financial Data Schedule

     *  Previously  filed.

     (b)     Reports  on  Form  8-K:
             -----------------------

          No reports on Form 8-K were filed during the fiscal year ended June 30, 1998.

                                     PART V


SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 28th day of September, 1998.

                                   ENERGY CORPORATION OF AMERICA

                                   By:     /s/ John Mork
                                           -------------------------------------
                                           John Mork
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

     Each of the undersigned officers and directors of Energy Corporation of America (the "Company") hereby constitutes and appoints John Mork, Joseph E. Casabona and J. Michael Forbes and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Form 10-K under the Securities Act of 1934, as amended, and any or all amendments (including, without limitation, post-effective amendments), with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them acting alone, full power and authority to do and perform each of every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as full to all intents and purposes as he himself might of could do if personally present, hereby ratifying and confirming all the such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the twenty-second day of September, 1998, by the following persons in the capacities indicated.

Signature                    Title
---------------------------  -----------------------------------------------------------------------------

/s/ Kenneth W. Brill
---------------------------
Kenneth W. Brill             Chairman of the Board of Directors

/s/ John Mork
---------------------------
John Mork                    President, Chief Executive Officer and Director (principal executive officer)

/s/ Joseph E. Casabona
---------------------------
Joseph E. Casabona           Executive Vice President and Director (principal accounting officer)

/s/ J. Michael Forbes
---------------------------
J. Michael Forbes            Vice President (principal financial officer)

/s/ Richard E. Heffelfinger
---------------------------
Richard E. Heffelfinger      Director

/s/ F. H. McCullough III
---------------------------
F. H. McCullough III         Director

/s/ Gaston Caperton
---------------------------
Gaston Caperton              Director

/s/ Peter H. Coors
---------------------------
Peter H. Coors               Director

/s/ L. B. Curtis
---------------------------
L. B. Curtis                 Director

/s/ John J. Dorgan
---------------------------
John J. Dorgan               Director

/s/ Julie Mork
---------------------------
Julie Mork                   Director

/s/ Arthur C. Nielsen, Jr.
---------------------------
Arthur C. Nielsen, Jr.       Director