Form 10-Q
period 1998-09-30
ENERGY CORP OF AMERICA
filed 1998-11-16
CIK 32880

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________.


                      Commission file number: 333-29001-01



                          ENERGY CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)



                            WEST VIRGINIA  84-1235822
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)

                      4643 SOUTH ULSTER STREET, SUITE 1100
                             DENVER, COLORADO 80237
              (Address of principal executive offices and zip code)

                                 (303) 694-2667
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No[ ]


The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at September 30, 1998 was 659,965 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                           PAGES
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
         September 30, 1998 (unaudited) and June 30, 1998.....................3

        Unaudited Condensed Consolidated Statements of Operations
         For the three months ended September 30, 1998 and 1997...............5

        Unaudited Condensed Consolidated Statements of Cash Flows
         For the three months ended September 30, 1998 and 1997...............6

        Notes to Unaudited Condensed Consolidated Financial Statements........7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation..................................................9


PART II  OTHER INFORMATION

Item 1. Legal Proceedings....................................................11

Item 2. Changes in Securities................................................11

Item 3. Defaults Upon Senior Securities......................................11

Item 4. Submission of Matters to a Vote of Security Holders..................11

Item 5. Other Information....................................................11

Item 6. Exhibits and Reports on Form 8-K.....................................11

Signatures...................................................................12

Exhibit Index................................................................13

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------
                                                              SEPTEMBER 30      JUNE 30
                                                                  1998            1998
                                                              (UNAUDITED)           *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                                $      15,377  $      21,547
    Accounts receivable, net of allowance for doubtful
       accounts of $701 and $1,281                                  25,010         32,827
    Gas in storage, at average cost                                 26,331         13,249
    Income tax receivable                                            5,222          4,310
    Prepaid and other current assets                                 6,472          5,840
                                                             -------------  -------------
       Total current assets                                         78,412         77,773
                                                             -------------  -------------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $109,222 and $105,350            322,071        318,547
                                                             -------------  -------------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $1,301 and $1,046                             9,290          9,545
    Notes receivable, less allowance for doubtful accounts
       of $400                                                       4,846          5,618
    Deferred utility charges                                        19,081         18,233
    Other                                                           10,345         10,229
                                                             -------------  -------------
       Total other assets                                           43,562         43,625
                                                             -------------  -------------

 TOTAL                                                       $     444,045  $     439,945
                                                             =============  =============

*   Condensed from audited financial statements.
The accompanying notes are an integral part of these financial statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
 (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------
                                                               SEPTEMBER 30       JUNE 30
                                                                   1998            1998
                                                                (UNAUDITED)          *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                          $      37,380   $      38,883
    Current portion of long-term debt                                   584             581
    Short-term debt                                                  38,407          19,174
    Funds held for future distribution                                4,817           5,716
    Accrued taxes, other than income                                  6,941           8,472
    Overrecovered gas costs                                           5,626           6,485
    Other current liabilities                                        12,546          13,758
                                                              -------------   -------------
       Total current liabilities                                    106,301          93,069
 LONG-TERM OBLIGATIONS
    Long-term debt                                                  261,360         261,507
    Gas delivery obligation and deferred trust revenue               15,549          16,127
    Deferred income tax liability                                    24,509          24,552
    Other long-term obligation                                       12,758          12,837
                                                              -------------   -------------
       Total liabilities                                            420,477         408,092
                                                              -------------   -------------

 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                                        -           1,883

 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000 shares authorized;
       720 shares issued                                                720             720
    Class A stock, no par value; 100 shares authorized;
       14 and 0 shares issued                                         1,890
    Additional paid in capital                                        4,510           4,510
    Retained earnings                                                20,980          29,132
    Treasury stock and notes receivable arising from the
       issuance of common stock                                      (4,471)         (4,082)
    Other                                                               (61)           (310)
                                                              -------------   -------------
       Total Stockholders' equity                                    23,568          29,970
                                                              -------------   -------------

 TOTAL                                                        $     444,045   $     439,945
                                                              =============   =============

 *   Condensed from audited financial statements.
 The accompanying notes are an integral part of these financial statements.


 ENERGY CORPORATION OF AMERICA
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1998       1997
 REVENUES:
    Utility gas sales and transportation             $  13,863   $ 15,068
    Gas marketing and pipeline sales                    31,045     39,310
    Oil and gas sales                                    5,855      6,359
    Well operations and service revenues                 1,883      1,621
    Other revenue                                          358        545
                                                     ----------  ---------
                                                        53,004     62,903
                                                     ----------  ---------
 COST AND EXPENSES:
    Utility gas purchased                                7,418      9,808
    Gas marketing and pipeline cost                     30,104     39,640
    Field operating expenses                             2,499      2,369
    Utility operations and maintenance                   5,584      5,222
    General and administrative                           5,111      4,076
    Taxes, other than income                             2,163      2,455
    Depletion and depreciation, oil and gas related      2,175      2,087
    Depreciation of pipelines and equipment              1,948      1,584
    Exploration and impairment                           2,130        965
                                                     ----------  ---------
                                                        59,132     68,206
                                                     ----------  ---------
    Income from operations                              (6,128)    (5,303)
                                                     ----------  ---------
 OTHER (INCOME) EXPENSE
    Interest                                             6,604      6,528
    Loss (gain) on sale of assets                         (727)        65
    Other                                                 (433)      (240)
                                                     ----------  ---------
 Income before income taxes and minority interest      (11,572)   (11,656)
 Provision for income taxes                             (3,750)    (4,403)
                                                     ----------  ---------
 Income before minority interest                        (7,822)    (7,253)
 Minority interest                                           8         10
                                                     ----------  ---------
 NET INCOME                                          $  (7,830)  $ (7,263)
                                                     ==========  =========

 Net income per common share,
    Basic                                            $  (11.85)  $ (10.93)
    Assuming dilution                                $  (11.85)  $ (10.90)

 The accompanying notes are an integral part of these financial statements.


 ENERGY CORPORATION OF AMERICA
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED - AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------

                                                       FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1998       1997
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $ (7,830)  $ (7,263)
    Adjustment to reconcile net loss to net cash provided
    by operating activities:
       Minority interest                                          8         10
       Depletion, depreciation and amortization               4,323      3,860
       Loss (gain) on sale of assets                           (727)        65
       Exploration and impairment                             1,992        965
       Other, net                                            (1,291)    (5,701)
                                                           ---------  ---------
                                                             (3,525)    (8,064)
    Changes in assets and liabilities
       Accounts receivable                                    8,647      8,654
       Gas in storage                                       (13,082)   (13,870)
       Prepaid and other assets                              (1,993)     4,799
       Accounts payable                                      (1,955)    11,800
       Funds held for future distributions                     (898)      (304)
       Overrecovered gas costs                                 (860)      (741)
       Other                                                 (2,798)   (10,621)
                                                           ---------  ---------
          Net cash used by operating activities             (16,464)    (8,347)
                                                           ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment           (9,353)    (5,910)
    Proceeds from sale of assets                              1,257         65
    Notes receivable and other                                   13        149
                                                           ---------  ---------
          Net cash used by investing activities              (8,083)    (5,696)
                                                           ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payment on long-term debt                        (145)       (10)
    Short-term borrowings, net                               19,233     19,041
    Purchase of treasury stock                                 (389)      (223)
    Dividends                                                  (322)
    Other equity transactions                                     -       (404)
                                                           ---------  ---------
          Net cash provided by financing activities          18,377     18,404
                                                           ---------  ---------
          Net decrease in cash and cash equivalents          (6,170)     4,361
          Cash and cash equivalents, beginning of period     21,547     20,816
                                                           ---------  ---------
 Cash and cash equivalents, end of period                  $ 15,377   $ 25,177
                                                           =========  =========

 The accompanying notes are an integral part of these financial statements.

                          ENERGY CORPORATION OF AMERICA
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998


1.     Nature of Organization

Energy Corporation of America (the "Company) was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation. The Company is an independent integrated energy company that, through its subsidiaries, is primarily engaged in operating a natural gas distribution system in the Mid-Atlantic area and oil and gas operations in the Rocky Mountain and Appalachian Basins. The Company also is engaged in the exploration and production of oil and natural gas in other parts of the United States and New Zealand. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.


2.     Accounting Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 1998, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the three months ended September 30, l998 are not necessarily indicative of the results to be expected for the full year.

3.     Issuance of Class A Stock

In August 1998, the Company amended its articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock. The Company then offered to exchange its new Class A common stock for the remaining outstanding Class A stock of its subsidiaries, owned by certain employees, officers and directors. The minority interest carrying value prior to exchange (reflecting the subsidiaries Class A shares) was utilized to record the issuance of the Company's new Class A common shares.

4.     Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 on July 1, 1998. The Company's components of other comprehensive income for the three months ended September 30, 1998 and 1997 were nominal.

5.     Earnings per Share

Basic earnings per share is computed by dividing net earnings available for common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. Dilutive earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations is as follows:

                                  Income        Shares       Per Share
                               (Numerator)   (Denominator)    Amount
                               ------------  -------------  -----------
For the Three Months Ended September 30, 1998:
 Income available to common
    shareholders               $(7,830,000)        660,623  $   (11.85)
                               ============  =============  ===========

For the Three Months Ended September 30, 1997:
 Income available to common
    shareholders               $(7,263,485)        664,720  $   (10.93)
 Effect of dilutive options                          1,493
                                              ------------
 Income available to common
    shareholders plus assumed
    conversions                $(7,263,485)        666,213  $   (10.90)
                               ============  =============  ===========

6.     Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three-month periods ended September 30, 1998 and 1997, are presented below. The Company's operating loss from operations increased from a loss of $5.3 million at September 30, 1997 to a loss of $6.1 million at September 30, 1998. The Company's utility operating loss decreased $0.1 million from $5.0 million to $4.9 million for the quarters ended September 30, 1997 and 1998, respectively. The Company's gas marketing and pipeline operations improved from a loss of $0.3 million at September 30, 1997 to a gain of $0.9 million at September 30, 1998. The Company's oil and gas operations loss increased from $5.3 million at September 30, 1997 to $6.2 million at September 30, 1998.

Comparison of Results of Operations for the Three Months Ended September 30,
     1998 and 1997

     NET INCOME. The Company recorded a net loss of $7.8 million for the three months ended September 30, 1998, compared to a net loss of $7.3 million for the same period in 1997. The increase in net loss between the periods is primarily attributable to a $9.9 million decrease in revenue partially offset by a $9.1 million decrease in costs and expenses.

     REVENUES. Total revenues decreased $9.9 million or 15.7% during the periods. The decrease was due to an 8.0% decrease in utility gas sales and transportation, a 21.0% decrease in gas marketing and pipeline sales and a 7.9% decrease in oil and gas sales.

     Revenues from utility gas sales and transportation decreased 8.0% from $15.1 million during the quarter ended September 30, 1997 to $13.9 million in the quarter ended September 30, 1998. The decrease resulted from reduced tariff sales and transportation volumes. Total throughput was 9.5 Bcf and 10.9 Bcf for the periods ended September 30, 1998 and 1997, respectively. Tariff volumes sold decreased 10% and transportation volumes decreased 14%. A factor contributing to the decrease in volumes was a 60.5% decline in the number of weighted average degree-days.

     Revenues from gas marketing and pipeline sales decreased 21.0% from $39.3 million during the quarter ended September 30, 1997 to $31.0 million in the quarter ended September 30, 1998. The decrease in revenue is primarily attributable to a 14.9% decline in marketed volumes from 12.7 Bcfe at September 30, 1997 to 10.8 Bcfe at September 30, 1998 and an 11.2% decline in the average sales price per mmbtu from $2.50 to $2.21 for the same periods. The decline in volumes and average sales price was partially attributable to the termination of a long-term supply contract effective June 30, 1998 as a result of the "Contract Settlement", as discussed in Note 17 to the Company's audited Consolidated Financial Statements for the year ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998 as a part of the Company's Form 10-K, which Note 17 is hereby incorporated by reference herein.

     Revenues from oil and gas sales decreased 7.9% from $6.4 million at September 30, 1997 to $5.9 million at September 30, 1998. The decrease in revenue is primarily attributable to an 8.6% decline in average unit sales price from $2.56 per Mcfe to $2.34 per Mcfe for the respective periods. The units sold during the two periods were relatively unchanged at 2.5 Bcfe.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $9.1 million or 13.3% during this period primarily as the result of a $2.4 million decline in the cost of utility gas purchased and a $9.5 million decline in gas marketing purchased gas costs, which was partially offset by a $1.0 million increase in general and administrative expenses and a $1.2 million increase in impairment and exploratory charges in the current period.

     The 24.4% decline in the cost of utility gas purchased was due to a decline in tariff volumes sold from 1.6 Bcf in 1997 to 1.4 Bcf in 1998, reduced pipeline supplier demand charges of approximately $0.4 million and lower average commodity gas purchase costs due to market conditions.

     The 24.1% decline in gas marketing and pipeline costs is attributable to a 15.6% decline in purchase gas volumes from 12.8 Bcf to 10.8 Bcf for the quarters ended September 30, 1997 to 1998, respectively and a 12.3% decrease in the average price per mmbtu paid for gas purchased from $2.51 to $2.20 for the same periods.

     General and administrative expenses increased 25.4% for the quarters ended September 30, 1997 to 1998, primarily due to increased activities at the corporate level, increased labor and benefits cost at the utility operations and the inclusion of MAPCOM Systems, Inc. which was acquired in November 1997.

     Impairment and exploratory costs increased $1.2 million for the current period as a result of two exploratory dry holes in New Zealand.

     INTEREST EXPENSE. Interest expense remained relatively unchanged between the three months ended September 30, 1998 and 1997.

     INCOME TAX BENEFIT. The benefit for income taxes decreased $0.7 million as a result of a revised effective tax rate.

Liquidity and Capital Resources

     CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree-days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company's net decrease in cash flow from operations was approximately $16.5 million for the three month period ended September 30, 1998. The major portion of the use of cash is due to the seasonality of the Company's utility operations. In addition, the Company invested approximately $6.6 million in oil and gas exploration and development activities and $2.7 million in utility plant improvements. The net cash used in operations and invested in asset additions were funded primarily through short-term borrowings. The Company plans to continue to pursue capital investment opportunities both domestically and internationally. Management believes that the Company has adequate capital resource to meet its operating requirements and to pursue capital investment opportunities.

     CREDIT FACILITIES. The Company and its operating subsidiaries of the Company have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding a September 30, 1998 and (ii) $73 million in unsecured, revolving bank lines of credit, under which approximately $38.4 million was drawn at September 30, 1998.

     OTHER MATTERS. The Company is currently assessing its computer systems to determine any issues it may have regarding the year 2000. The Company has determined that the majority of the existing systems will be replaced, through a capital project, with new technology. The remaining legacy systems are projected to be in compliance with Year 2000 issues prior to the end of this fiscal year. The Company does not expect there to be a material impact on the Company's business, operations, cash flows or financial condition.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a vote of Security Holders

On August 10, 1998 a special meeting of the Company's common shareholders was held. There was a majority vote to adopt the proposal by the Board of Directors to amend the Company's articles of incorporation to issue nonvoting Class A stock. The Company has been authorized to issue 100,000 shares, without par value, of Class A stock providing the issuance of said stock does not exceed 10% of the total ownership of the corporation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)     27    Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 16th day of November, 1998.



                                         ENERGY CORPORATION OF AMERICA



                                      By:       /s/John Mork
                                         ----------------------------------
                                         John Mork
                                         Chief Executive Officer and Director


                                      By:       /s/Joseph E. Casabona
                                         ----------------------------------
                                         Joseph E. Casabona
                                         Executive Vice President and Director



                                      By:       /s/J. Michael Forbes
                                         ----------------------------------
                                         J. Michael Forbes
                                         Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

27              Financial Data Schedule