Form 10-Q
period 1998-12-31
ENERGY CORP OF AMERICA
filed 1999-02-16
CIK 32880

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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


The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at December 31, 1998 was 658,965 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                           PAGES
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
         December 31, 1998 (unaudited) and June 30, 1998......................3

        Unaudited Condensed Consolidated Statements of Operations
         For the three and six months ended December 31, 1998 and 1997........5

        Unaudited Condensed Consolidated Statements of Cash Flows
         For the six months ended December 31, 1998 and 1997..................6

        Notes to Unaudited Condensed Consolidated Financial Statements........7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation..................................................9


PART II  OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................13

Item 3. Defaults Upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

Signatures...................................................................14

Exhibit Index................................................................15

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------
                                                             DECEMBER 31   JUNE 30
                                                                 1998        1998
                                                             (UNAUDITED)       *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                                $      5,525  $ 21,547
    Accounts receivable, net of allowance for doubtful
       accounts of $933 and $1,281                                 47,843    32,827
    Gas in storage, at average cost                                   447    13,249
    Income tax receivable                                           1,112     4,310
    Prepaid and other current assets                               23,045     5,840
                                                             ------------  --------
       Total current assets                                        77,972    77,773
                                                             ------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $114,905 and $105,350           325,815   318,547
                                                             ------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $1,557 and $1,046                            9,034     9,545
    Notes receivable, less allowance for doubtful accounts
       of $400                                                      5,000     5,618
    Deferred utility charges                                       15,819    18,233
    Other                                                          10,680    10,229
                                                             ------------  --------
       Total other assets                                          40,533    43,625
                                                             ------------  --------

 TOTAL                                                       $    444,320  $439,945
                                                             ============  ========

 *   Condensed  from  audited  financial  statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------
                                                              DECEMBER 31    JUNE 30
                                                                  1998         1998
                                                              (UNAUDITED)        *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                          $     24,813   $ 38,883
    Current portion of long-term debt                                  585        581
    Short-term debt                                                 48,577     19,174
    Funds held for future distribution                               4,877      5,716
    Accrued taxes, other than income                                 8,817      8,472
    Overrecovered gas costs                                          4,999      6,485
    Other current liabilities                                        8,937     13,758
                                                              -------------  ---------
       Total current liabilities                                   101,605     93,069
 LONG-TERM OBLIGATIONS
    Long-term debt                                                 263,819    261,507
    Gas delivery obligation and deferred trust revenue              14,988     16,127
    Deferred income tax liability                                   26,894     24,552
    Other long-term obligation                                      10,501     12,837
                                                              -------------  ---------
       Total liabilities                                           417,807    408,092
                                                              -------------  ---------

 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                                       -      1,883

 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000 shares authorized;
       720 shares issued                                               720        720
    Class A stock, no par value; 100 shares authorized;
       26 and 0 shares issued                                        2,753
    Additional paid in capital                                       4,510      4,510
    Retained earnings                                               24,004     29,132
    Treasury stock and notes receivable arising from the
       issuance of common stock                                     (5,410)    (4,082)
    Other                                                              (64)      (310)
                                                              -------------  ---------
       Total Stockholders' equity                                   26,513     29,970
                                                              -------------  ---------

 TOTAL                                                        $    444,320   $439,945
                                                              =============  =========

 *   Condensed  from  audited  financial  statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                               1998         1997          1998          1997
 REVENUES:
    Utility gas sales and transportation                   $   53,171   $    56,801   $    67,034   $    71,869
    Gas marketing and pipeline sales                           25,400        42,475        56,445        81,785
    Oil and gas sales                                           5,801         6,503        11,656        12,861
    Well operations and service revenues                        1,707         1,965         3,590         3,586
    Other revenue                                                 461           884           819         1,429
                                                           -----------  ------------  ------------  ------------
                                                               86,540       108,628       139,544       171,530
                                                           -----------  ------------  ------------  ------------
 COST AND EXPENSES:
    Utility gas purchased                                      25,323        30,679        32,741        40,486
    Gas marketing and pipeline cost                            24,326        43,591        54,430        83,231
    Field operating expenses                                    2,286         2,576         4,785         4,945
    Utility operations and maintenance                          4,995         4,966        10,578        10,188
    General and administrative                                  6,332         6,647        11,443        10,723
    Taxes, other than income                                    4,533         4,916         6,697         7,371
    Depletion and depreciation, oil and gas related             2,145         2,036         4,320         4,123
    Depreciation of pipelines and equipment                     4,039         3,286         5,988         4,870
    Exploration and impairment                                    765           548         2,895         1,513
                                                           -----------  ------------  ------------   -----------
                                                               74,744        99,245       133,877       167,450
                                                           -----------  ------------  ------------   -----------
    Income from operations                                     11,796         9,383         5,667         4,080
                                                           -----------  ------------  ------------   -----------
 OTHER (INCOME) EXPENSE
    Interest                                                    6,805         6,807        13,410        13,334
    Gain on sale of assets                                       (369)          (84)       (1,097)          (19)
    Other                                                        (413)         (679)         (846)         (919)
                                                           ------------  -----------  ------------   -----------
 Income (loss) before income taxes and
    minority interest                                           5,773         3,339        (5,800)       (8,316)
 Provision (benefit) for income taxes                           2,425         1,258        (1,326)       (3,145)
                                                           -----------  ------------  ------------   -----------
 Income (loss) before minority interest                         3,348         2,081        (4,474)       (5,171)
 Minority interest                                                  -            21             8            32
                                                           -----------  ------------  ------------   -----------

 NET INCOME (LOSS)                                         $    3,348   $     2,060   $    (4,482)   $   (5,203)
                                                           ===========  ============  ============   ===========

 Net income (loss) per common share,
    Basic and assuming dilution                            $     5.08   $      3.10   $     (6.79)   $    (7.83)
                                                           ===========  ============  ============   ===========


 The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.



ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
                                                                 FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 1998               1997
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $        (4,482)  $       (5,203)
    Adjustment to reconcile net loss to net cash provided
    by operating activities:
       Minority interest                                                  8               32
       Depletion, depreciation and amortization                      10,708            9,380
       Gain on sale of assets                                        (1,097)             (19)
       Exploration and impairment                                     2,640            1,456
       Other, net                                                   (10,264)         (13,827)
                                                            ----------------    -------------
                                                                     (2,487)          (8,181)
    Changes in assets and liabilities
       Accounts receivable                                           (2,655)          (6,635)
       Gas in storage                                                12,802           (5,669)
       Prepaid and other assets                                     (14,327)          10,002
       Accounts payable                                             (14,435)           4,148
       Funds held for future distributions                             (839)             471
       Overrecovered gas costs                                       (1,486)          (1,478)
       Other                                                         (5,162)          (8,203)
                                                            ----------------     ------------
          Net cash used by operating activities                     (28,589)         (15,545)
                                                            ----------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                  (20,427)         (15,865)
    Proceeds from sale of assets                                      2,515              385
    Notes receivable and other                                         (133)             135
                                                            ----------------     ------------
          Net cash used by investing activities                     (18,045)         (15,345)
                                                            ----------------     ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                      2,500
    Principal payment on long-term debt                                (184)             (23)
    Short-term borrowings, net                                       29,403           27,362
    Purchase of treasury stock                                         (465)            (223)
    Dividends                                                          (642)            (255)
    Other financing and equity transactions                               -             (639)
                                                            ----------------     ------------
          Net cash provided by financing activities                  30,612           26,222
                                                            ----------------     ------------
          Net decrease in cash and cash equivalents                 (16,022)          (4,668)
          Cash and cash equivalents, beginning of period             21,547           20,814
                                                            ----------------     ------------
 Cash and cash equivalents, end of period                   $         5,525   $       16,146
                                                            ================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


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

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the six months ended December 31, l998 are not necessarily indicative of the results to be expected for the full year.


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


4.     Recently  Issued  Accounting  Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 on July 1, 1998. The Company's components of other comprehensive income for the six months ended December 31, 1998 and 1997 were nominal.

5.     Earnings  per  Share

Basic earnings per share is computed by dividing net earnings available for common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised. Dilutive earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations is as follows:

                              Income        Shares      Per Share       Income        Shares      Per Share
                             (Numerator) (Denominator)    Amount      (Numerator) (Denominator)     Amount
                                  For the Three Months Ended                 For the Six Months Ended
 December 31, 1998:
  Income (loss) available to
    common shareholders      $3,348,000     659,105       $5.08     $(4,482,000)     659,860       $(6.79)
                             ==========     =======       =====     ============     =======       =======

 December 31, 1997:
  Income (loss) available to
    common shareholders      $2,060,000     663,812       $3.10     $(5,203,000)     664,649       $(7.83)
                             ==========     =======       =====     ============     =======       =======

6.     Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and six month periods ended December 31, 1998 and 1997, are presented below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     The Company's operating income increased from a gain of $9.4 million at December 31, 1997 to $11.8 million at December 31, 1998. The Company's utility operating income increased $2.0 million from $10.2 million to $12.2 million for the quarters ended December 31, 1997 and 1998, respectively. The Company's gas marketing and pipeline operations improved from a loss of $1.1 million at December 31, 1997 to a gain of $1.1 million at December 31, 1998. The Company's oil and gas operating income decreased from a gain of $1.3 million at December 31, 1997 to a loss of $0.4 million at December 31, 1998, primarily as a result of exploratory expenditures.

     NET INCOME. The Company recorded net income of $3.3 million for the three months ended December 31, 1998, compared to net income of $2.1 million for the same period in 1997. The increase in net income between the periods is primarily attributable to a $24.5 million decrease in operating costs and expenses partially offset by a $22.1 million decrease in revenue.

     REVENUES. Total revenues decreased $22.1 million or 20.3% during the periods. The decrease was due to a 6.4% decrease in utility gas sales and transportation, a 40.2% decrease in gas marketing and pipeline sales and a 10.8% decrease in oil and gas sales.

     Revenues from utility gas sales and transportation decreased 6.4% from $56.8 million during the quarter ended December 31, 1997 to $53.2 million in the quarter ended December 31, 1998. This decrease was caused primarily by lower tariff and transportation volumes sold. Total system throughput was 16.7 Bcf and 19.1 Bcf for the periods ended December 31, 1998 and 1997, respectively. Tariff volumes decreased by approximately 10% from 8.6 Bcf in 1997 to 7.8 Bcf in 1998. This decline was primarily caused by warmer weather conditions in the service areas resulting in a 15.0% decline in the number of weighted average degree-days during the current period. Transportation volumes declined by approximately 14% from 10.5 Bcf in 1997 to 9.0 Bcf in 1998 principally due to lower volumes transported for a significant industrial customer. These decreases were partially offset by an increase, effective November 1, 1998, in the tariff sales rates.

     Revenues from gas marketing and pipeline sales decreased 40.2% from $42.5 million during the quarter ended December 31, 1997 to $25.4 million in the quarter ended December 31, 1998. The decrease in marketing and pipeline sales was a result of a 30.9% decline in marketed gas volumes from 13.5 Bcfe for the quarter ended December 31, 1997 to 9.3 Bcfe for the quarter ended December 31, 1998 and a 17.8% decline in the average sales price per mmbtu from $2.96 per mmbtu for the quarter ended December 31, 1997 to $2.44 for the quarter ended December 31, 1998. The decline in volumes and average sales price was partially attributable to the termination of a long-term supply contract effective June 30, 1998 as a result of the "Contract Settlement", as discussed in Note 17 to the Company's audited Consolidated Financial Statements for the year ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998 as a part of the Company's Form 10-K. For the quarter ended December 31, 1997, this contract accounted for 1.0 Bcfe of marketed volumes and $3.0 million of marketing sales. There were no sales related to this contract for the quarter ended December 31, 1998. Additionally, a marketing contract with the Company's utility expired on October 31, 1998 and was not renewed. For the quarter ended December 31, 1997 this contract accounted for 1.5 Bcfe of marketed volumes and $3.5 million of marketing sales. For the quarter ended December 31, 1998, which included one month of sales under this contract, it accounted for .6 Bcfe of marketed volumes and $1.3 million of marketing sales.

     Revenues from oil and gas sales decreased 10.8% from $6.5 million at December 31, 1997 to $5.8 million at December 31, 1998. The decrease in oil and gas sales was primarily attributable to a 51.0% decrease in the average sales price per barrel of oil from $16.50 for the quarter ended December 31, 1997 to $8.09 for the quarter ended December 31, 1998, and a 12.4% decrease in the average gas sales price from $2.67 per mcf for the three months ended December 31, 1997 to $2.34 per mcf for the three months ended December 31, 1998. These price declines were partially offset by an increase in oil and gas production over the quarter ended December 31, 1997 of 21.1% and 9.5% respectively.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $24.5 million or 24.7% during this period primarily as the result of a $5.4 million decline in the cost of utility gas purchased and a $19.3 million decline in gas marketing purchased gas costs. General and administrative expenses and impairment and exploratory charges remained relatively unchanged between the period.

     The 17.5% decline in the cost of utility gas purchased was due primarily to a decline in tariff volumes sold from 8.6 Bcf in 1997 to 7.8 Bcf in 1998 and reduced pipeline supplier demand charges as a result of a gas supply management agreement with a third party, which went into effect on November 1, 1998.

     The 44.2% decline in gas marketing and pipeline costs was primarily attributable to a 30.7% decline in purchased gas volumes from 13.6 Bcfe for the quarter ended December 31, 1997 to 9.4 Bcfe for the quarter ended December 31, 1998, a 22.1% decrease in the average price paid for gas purchased from $3.06 per mmbtu for the quarter ended December 31, 1997 to $2.38 per mmbtu for the quarter ended December 31, 1998, and approximately $0.7 million of purchased gas costs charged against a reserve for loss on future gas purchases primarily relating to the "Contract Settlement" discussed above.

     INTEREST EXPENSE. Interest expense remained relatively unchanged between the three months ended December 31, 1998 and 1997.

     INCOME TAX BENEFIT. The provision for income taxes increased $1.3 million primarily as a result of increased pretax income and a revised effective tax rate.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

     The Company's operating income increased from a gain of $4.1 million at December 31, 1997 to $5.7 million at December 31, 1998. The Company's utility operating income increased $2.0 million from $5.4 million to $7.4 million for the six months ended December 31, 1997 and 1998, respectively. The Company's gas marketing and pipeline operations improved from a loss of $1.4 million at December 31, 1997 to a gain of $2.0 million at December 31, 1998. The Company's oil and gas operating income decreased from a gain of $1.7 million at December 31, 1997 to a loss of $1.6 million at December 31, 1998, primarily as a result of exploratory expenditures.

     NET INCOME. The Company recorded a net loss of $4.5 million for the six months ended December 31, 1998, compared to a net loss of $5.2 million for the same period in 1997. The decrease in the net loss between the periods is primarily attributable to a $33.6 million decrease in operating costs and expenses, which is partially offset by a $32.0 million decrease in revenue.

     REVENUES. Total revenues decreased $32.0 million or 18.7% during the periods. The decrease was due to a 6.7% decrease in utility gas sales and transportation, a 31.0% decrease in gas marketing and pipeline sales and a 9.4% decrease in oil and gas sales.

     Revenues from utility gas sales and transportation decreased 6.7% from $71.9 million during the six months ended December 31, 1997 to $67.0 million for the six months ended December 31, 1998. This decrease was caused primarily by lower sales and transportation volumes sold. Total throughput was 26.2 Bcf and
30.0 Bcf for the periods ended December 31, 1998 and 1997, respectively. Tariff volumes decreased by approximately 10% from 10.2 Bcf in 1997 to 9.2 Bcf in 1998. This decline was primarily caused by warmer weather conditions in the service areas resulting in a 17.7% decline in the number of weighted average degree-days during the current period. Transportation volumes declined by approximately 14% from 19.9 Bcf in 1997 to 17.0 Bcf in 1998 primarily as a result of reduced usage by a significant industrial customer. These decreases were partially offset by an increase, effective November 1, 1998, in the tariff sales rates.

     Revenues from gas marketing and pipeline sales decreased 31.0% from $81.8 million during the six months ended December 31, 1997 to $56.4 million for the six months ended December 31, 1998. The decrease in marketing and pipeline sales was a result of a 22.2% decline in marketed gas volumes from 28.4 Bcfe for the six months ended December 31, 1997 to 22.1 Bcfe for the six months ended December 31, 1998 and a 15.1% decline in the average sales price per mmbtu from $2.72 per mmbtu for the six months ended December 31, 1997 to $2.31 for the six months ended December 31, 1998. The decline in volumes and average sales price was partially attributable to the termination of a long-term supply contract effective June 30, 1998 as a result of the "Contract Settlement", as discussed previously. For the six months ended December 31, 1997, this contract accounted for 1.9 Bcfe of marketed volumes and $5.7 million of marketing sales. There were no sales related to this contract for the six months ended December 31, 1998. Additionally, a marketing contract with the Company's utility expired on October 31, 1998 and was not renewed. For the six months ended December 31, 1997 this contract accounted for 4.3 Bcfe of marketed volumes and $9.5 million of marketing sales. For the six months ended December 31, 1998, which included four months of sales under this contract, it accounted for 3.4 Bcfe of marketed volumes and $7.1 million of marketing sales.

     Revenues from oil and gas sales decreased 9.4% from $12.9 million at December 31, 1997 to $11.7 million at December 31, 1998. The decrease in oil and gas sales was primarily attributable to a 42.8% decrease in the average sales price per barrel of oil from $17.36 for the six months ended December 31,1997 to $9.93 for the six months ended December 31, 1998, and an 8.3% decline in the average sales price per mcf of gas from $2.56 for the six months ended December 31, 1997 to $2.34 for the six months ended December 31, 1998. These price declines were partially offset by an increase in oil and gas production over the six months ended December 31, 1997 of 28.2% and 3.7% respectively.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $33.6 million or 20.1% during this period primarily as the result of a $7.7 million decline in the cost of utility gas purchased and a $28.8 million decline in gas marketing purchased gas costs, which was partially offset by a $0.7 million increase in general and administrative expenses, a $1.3 million increase in depreciation, depletion and amortization expenses, and a $1.4 million increase in impairment and exploratory charges in the current period.

     The 19.1% decline in the cost of utility gas purchased was due to a decline in tariff volumes sold from 10.2 Bcf in 1997 to 9.2 Bcf in 1998 and reduced pipeline supplier demand charges as a result of a gas supply management agreement with a third party that went into effect on November 1, 1998.

     The 34.6% decline in gas marketing and pipeline costs is primarily attributable to a 22% decline in purchased gas volumes from 28.6 Bcfe for the six months ended December 31, 1997 to 22.3 Bcfe for the six months ended December 31, 1998, an 18% decrease in the average price paid for gas purchased from $2.77 per mmbtu for the six months ended December 31, 1997 to $2.28 per mmbtu for the six months ended December 31, 1998, and approximately $1.5 million of purchased gas costs charged against a reserve for loss on future gas purchases primarily relating to the "Contract Settlement" discussed previously. These decreases were partially offset by approximately $0.4 million of purchased gas costs for the six months ended December 31, 1998 related to the operations of the intrastate pipeline gathering system that was purchased in March 1998.

     General and administrative expenses increased 6.7% for the six months ended December 31, 1997 to 1998 primarily due to increased activities at the corporate level, recognition of credits which reduced expenses in the prior period, and the inclusion of MAPCOM Systems, Inc. which was acquired in November 1997.

     Depreciation, depletion and amortization costs increased 14.6% primarily due to additions to the utility gas plant in service.

     Impairment and exploratory costs increased 91.3% for the current period as a result of two exploratory dry holes in New Zealand and the expiration of certain leases.

     INTEREST EXPENSE. Interest expense remained relatively unchanged between the six months ended December 31, 1998 and 1997.

     INCOME TAX BENEFIT. The benefit for income taxes decreased $1.8 million as a result of increased pretax income and a revised effective tax rate.

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree-days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company's net decrease in cash flow from operations was $28.6 million for the six month period ended December 31, 1998. The major portion of the use of cash is due to the seasonality of the Company's utility operations. The Company invested approximately $11.7 million in oil and gas exploration and development activities and $6.1 million in utility plant improvements. The net cash used in operations and invested in asset additions were funded primarily through cash on hand and short-term borrowings. The Company plans to continue to pursue capital investment opportunities both domestically and internationally. Management believes that the Company has adequate capital resource to meet its operating requirements and to pursue capital investment opportunities.

     CREDIT FACILITIES. The Company and its operating subsidiaries have (i) a $50 million secured, revolving credit facility under which $2.5 million was outstanding at December 31, 1998 and (ii) $66.0 million in unsecured, revolving bank lines of credit, under which $52.1 million was outstanding at December 31, 1998.

     OTHER MATTERS. The Company is currently assessing its computer systems to determine any issues it may have regarding the year 2000. The Company has determined that the majority of the existing systems will be replaced, through a capital project, with new technology. The remaining legacy systems are projected to be in compliance with Year 2000 issues prior to the end of this fiscal year. The Company does not expect there to be a material impact on the Company's business, operations, cash flows or financial condition as a result of Year 2000 issues.

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


ITEM  5.  OTHER  INFORMATION

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    3     Articles of Amendment to Articles of Incorporation
       10    Incentive Stock Purchase Agreement - Joseph Casabona
       27    Financial  Data  Schedule

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 16th day of February, 1999.



                                         ENERGY CORPORATION OF AMERICA



                                      By:       /s/John Mork
                                         ----------------------------------
                                         John Mork
                                         Chief Executive Officer and Director


                                      By:       /s/Isobel Allan
                                         ----------------------------------
                                         Isobel Allan
                                         Vice President of Finance

                                  EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

3               Articles of Amendment to Articles of Incorporation
10              Incentive Stock Purchase Agreement - Joseph Casabona
27              Financial Data Schedule