Form 10-Q
period 1999-03-31
ENERGY CORP OF AMERICA
filed 1999-05-17
CIK 32880

-  15  -

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___-____ TO __-_____.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No ___

    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at March 31, 1999 was 659,528 shares.

                          ENERGY CORPORATION OF AMERICA
                                TABLE OF CONTENTS

                                                                        PAGES
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
   March 31, 1999 (unaudited) and June 30, 1998 . . . . . . . . . . . .   3
Unaudited Condensed Consolidated Statements of Operations
   For the three and nine months ended March 31, 1999 and 1998. . . . .   5
Unaudited Condensed Consolidated Statements of Cash Flows
   For the nine months ended March 31, 1999 and 1998. . . . . . . . . .   6

Notes to Unaudited Condensed Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II  OTHER INFORMATION
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  14

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  14

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  14

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  14

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(AMOUNTS  IN  THOUSANDS)
----------------------------------------
                                                              MARCH 31      JUNE 30
                                                                1999         1998
                                                             (UNAUDITED)       *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . . . . . .  $      3,316  $ 21,547
    Accounts receivable, net of allowance for doubtful
       accounts of $1,253 and $1,281 . . . . . . . . . . .        55,261    32,827
    Gas in storage, at average cost. . . . . . . . . . . .           164    13,249
    Income tax receivable                                                    4,310
    Prepaid and other current assets . . . . . . . . . . .         8,455     5,840
                                                            ------------  --------
       Total current assets. . . . . . . . . . . . . . . .        67,196    77,773
                                                            ------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $121,218 and $105,350. .       324,115   318,547
                                                            ------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $1,813 and $1,046 . . . . . . . . .         8,778     9,545
    Notes receivable, less allowance for doubtful accounts
       of $400 . . . . . . . . . . . . . . . . . . . . . .         3,884     5,618
    Deferred utility charges . . . . . . . . . . . . . . .        17,964    18,233
    Other. . . . . . . . . . . . . . . . . . . . . . . . .        11,006    10,229
                                                            ------------  --------
       Total other assets. . . . . . . . . . . . . . . . .        41,632    43,625
                                                            ------------  --------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  $    432,943  $439,945
                                                            ============  ========

*   Condensed  from  audited  financial  statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(AMOUNTS  IN  THOUSANDS)
----------------------------------------
                                                               MARCH 31      JUNE 30
                                                                 1999         1998
                                                              (UNAUDITED)       *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable. . . . . . . . . . . . . . . . . . . .  $    29,084   $ 38,883
    Current portion of long-term debt . . . . . . . . . . .          622        581
    Short-term debt . . . . . . . . . . . . . . . . . . . .       30,958     19,174
    Funds held for future distribution. . . . . . . . . . .        4,846      5,716
    Accrued taxes, other than income. . . . . . . . . . . .       10,089      8,472
    Overrecovered gas costs . . . . . . . . . . . . . . . .        4,463      6,485
    Other current liabilities . . . . . . . . . . . . . . .        9,643     13,758
                                                             ------------  ---------
       Total current liabilities. . . . . . . . . . . . . .       89,705     93,069
 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . .      261,028    261,507
    Gas delivery obligation and deferred trust revenue. . .       14,397     16,127
    Deferred income tax liability . . . . . . . . . . . . .       27,082     24,551
    Other long-term obligation. . . . . . . . . . . . . . .       10,033     12,838
                                                             ------------  ---------
       Total liabilities. . . . . . . . . . . . . . . . . .      402,245    408,092
                                                             ------------  ---------

 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . .            -      1,883

 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 721,000 and 720,000 shares issued. . . .          721        720
    Class A stock, no par value; 100,000 shares authorized;
       26,000 and 0 shares issued . . . . . . . . . . . . .        2,941          -
    Additional paid in capital. . . . . . . . . . . . . . .        4,641      4,510
    Retained earnings . . . . . . . . . . . . . . . . . . .       28,290     29,132
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . .       (5,861)    (4,082)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (34)      (310)
                                                             ------------  ---------
       Total Stockholders' equity . . . . . . . . . . . . .       30,698     29,970
                                                             ------------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   432,943   $439,945
                                                             ============  =========

*   Condensed  from  audited  financial  statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
------------------------------------------------------------------

                                                         FOR THE THREE        FOR THE NINE
                                                         MONTHS ENDED         MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                        1999       1998      1999       1998
 REVENUES:
    Utility gas sales and transportation . . . . . .  $70,640   $ 64,642  $137,674   $136,510
    Gas marketing and pipeline sales . . . . . . . .   21,235     30,685    77,679    112,470
    Oil and gas sales. . . . . . . . . . . . . . . .    4,594      5,870    16,250     18,732
    Well operations and service revenues . . . . . .    1,636      1,501     5,226      5,087
    Other revenue. . . . . . . . . . . . . . . . . .      201     11,652     1,021     13,081
                                                      --------  --------  ---------  ---------
                                                       98,306    114,350   237,850    285,880
                                                      --------  --------  ---------  ---------
 COST AND EXPENSES:
    Utility gas purchased. . . . . . . . . . . . . .   33,421     33,432    66,162     73,918
    Gas marketing and pipeline cost. . . . . . . . .   20,029     29,897    74,458    113,128
    Field operating expenses . . . . . . . . . . . .    2,318      2,298     7,103      7,243
    Utility operations and maintenance . . . . . . .    5,853      5,530    16,431     15,717
    General and administrative . . . . . . . . . . .    7,209      6,840    18,652     17,563
    Taxes, other than income . . . . . . . . . . . .    5,723      5,637    12,421     13,008
    Depletion and depreciation, oil and gas related.    2,079      2,000     6,399      6,123
    Depreciation of pipelines and equipment. . . . .    5,024      4,564    11,012      9,434
    Exploration and impairment . . . . . . . . . . .    2,326        629     5,221      2,142
                                                      --------  --------  ---------  ---------
                                                       83,982     90,827   217,859    258,276
                                                      --------  --------  ---------  ---------
    Income from operations . . . . . . . . . . . . .   14,324     23,523    19,991     27,604
                                                      --------  --------  ---------  ---------
 OTHER (INCOME) EXPENSE
    Interest . . . . . . . . . . . . . . . . . . . .    6,668      6,545    20,078     19,880
    Gain on sale of assets . . . . . . . . . . . . .       17      1,164    (1,080)     1,144
    Other. . . . . . . . . . . . . . . . . . . . . .      (42)        77      (888)      (841)
                                                      --------  --------  ---------  ---------
 Income before income taxes and
    minority interest. . . . . . . . . . . . . . . .    7,681     15,737     1,881      7,421
 Provision for income taxes. . . . . . . . . . . . .    3,394      5,919     2,069      2,774
                                                      --------  --------  ---------  ---------
 Income (loss) before minority interest. . . . . . .    4,287      9,818      (188)     4,647
 Minority interest . . . . . . . . . . . . . . . . .        -        366         7        398
                                                      --------  --------  ---------  ---------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $ 4,287   $  9,452  $   (195)  $  4,249
                                                      ========  ========  =========  =========

 Net income (loss) per common share,
    Basic. . . . . . . . . . . . . . . . . . . . . .  $  6.50   $  14.19  $  (0.30)  $   6.39
    Assuming dilution. . . . . . . . . . . . . . . .  $  6.44   $  14.19  $  (0.30)  $   6.39

The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
----------------------------------------------------

                                                            FOR THE NINE MONTHS ENDED
                                                                    MARCH 31,
                                                                 1999       1998
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) . . . . . . . . . . . . . . . . . . .  $   (195)  $  4,249
    Adjustment to reconcile net loss to net cash provided
    by operating activities:
       Minority interest. . . . . . . . . . . . . . . . . .         7        398
       Depletion, depreciation and amortization . . . . . .    18,010     16,144
       Gain on sale of assets . . . . . . . . . . . . . . .    (1,081)     1,144
       Exploration and impairment . . . . . . . . . . . . .     4,811      1,999
       Other, net . . . . . . . . . . . . . . . . . . . . .    (3,895)    (7,290)
                                                             ---------  ---------
                                                               17,657     16,644
    Changes in assets and liabilities
       Accounts receivable. . . . . . . . . . . . . . . . .   (19,401)   (12,259)
       Gas in storage . . . . . . . . . . . . . . . . . . .    13,085      7,642
       Prepaid and other assets . . . . . . . . . . . . . .     3,283     11,647
       Accounts payable . . . . . . . . . . . . . . . . . .   (10,117)     3,335
       Funds held for future distributions. . . . . . . . .      (870)       286
       Overrecovered gas costs. . . . . . . . . . . . . . .    (2,022)    (2,189)
       Other. . . . . . . . . . . . . . . . . . . . . . . .    (5,992)   (14,139)
                                                             ---------  ---------
          Net cash (used) provided by operating activities.    (4,377)    10,967
                                                             ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . .   (28,712)   (24,989)
    Proceeds from sale of assets. . . . . . . . . . . . . .     4,101        513
    Notes receivable and other. . . . . . . . . . . . . . .       976        189
                                                             ---------  ---------
          Net cash used by investing activities . . . . . .   (23,635)   (24,287)
                                                             ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . . . .     2,500          -
    Principal payment on long-term debt . . . . . . . . . .    (2,939)       (37)
    Short-term borrowings, net. . . . . . . . . . . . . . .    11,784      6,754
    Purchase of treasury stock. . . . . . . . . . . . . . .      (773)      (523)
    Dividends . . . . . . . . . . . . . . . . . . . . . . .      (960)      (512)
    Other financing and equity transactions . . . . . . . .       169       (723)
                                                             ---------  ---------
          Net cash provided by financing activities . . . .     9,781      4,959
                                                             ---------  ---------
          Net decrease in cash and cash equivalents . . . .   (18,231)    (8,361)
          Cash and cash equivalents, beginning of period. .    21,547     20,816
                                                             ---------  ---------
 Cash and cash equivalents, end of period . . . . . . . . .  $  3,316   $ 12,455
                                                             =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the nine months ended March 31, l999 are not necessarily indicative of the results to be expected for the full year.

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

4.     Recently  Issued  Accounting  Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 on July 1, 1998. The Company's components of other comprehensive income for the nine months ended March 31, 1999 and 1998 were nominal.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations is as follows:


                                   Income        Shares      Per Share       Income        Shares     Per Share
                                 (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                ------------  -------------  ----------  ------------  -------------  -----------
                                       For the Three Month Ended                  For the Nine Months Ended
 March 31, 1999:
 Income (loss) available to
    common shareholders. . . .  $  4,287,000        683,350  $     6.27  $  (195,000)       672,121   $    (0.29)
                                                             ==========                               ===========
 Effect of dilutive options                           6,792                                   6,792
 Eliminate antidilutive effect             -              -                        -         (6,792)
                                ------------  -------------              ------------  -------------
 Income (loss) available to
    common shareholders
    plus assumed conversion. .  $  4,287,000        690,142  $     6.21  $  (195,000)       672,121   $    (0.29)
                                ============  =============  ==========  ============  =============  ===========

 March 31, 1998:
 Income available to
    common shareholders. . . .  $  9,452,000        665,897  $    14.19  $ 4,249,000        665,064   $     6.39
                                ============  =============  ==========  ============  =============  ===========

6.     Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of changes in the Company's financial condition, including results of operations and liquidity and capital resources during the three and nine month periods ended March 31, 1999 and 1998, are presented below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company's operating income decreased from a gain of $23.5 million at March 31, 1998 to $14.3 million at March 31, 1999. The Company's utility operating income increased $4.9 million from $12.5 million to $17.4 million for the quarters ended March 31, 1998 and 1999, respectively. The Company's gas marketing and pipeline operating income improved from $0.8 million at March 31, 1998 to $1.2 million at March 31, 1999. The Company's loss from oil and gas operations, net of the Contract Settlement discussed below, increased from $1.1 million at March 31, 1998 to $3.1 million at March 31, 1999, primarily as a result of exploratory expenditures.

     NET INCOME. The Company recorded net income of $4.3 million for the three months ended March 31, 1999, compared to net income of $9.5 million for the same period in 1998. The decrease in net income between the periods is primarily attributable to a $16.0 million decrease in revenue partially offset by a $6.8 million decrease in operating costs and expenses.

     REVENUES. Total revenues decreased $16.0 million or 14.0% during the periods. The decrease was due to a 30.8% decrease in gas marketing and pipeline sales, a 21.7% decrease in oil and gas sales and a 98.3% decrease in other revenue, partially offset by a 9.3% increase in utility gas sales and transportation.

     Revenues from gas marketing and pipeline sales decreased 30.8% from $30.7 million during the quarter ended March 31, 1998 to $21.2 million in the quarter ended March 31, 1999. The decrease in marketing and pipeline sales was a result of a 23.8% decline in marketed gas volumes from 10.4 Bcfe for the quarter ended March 31, 1998 to 7.9 Bcfe for the quarter ended March 31, 1999 and a 13.2% decline in the average sales price per mmbtu from $2.66 for the quarter ended March 31, 1998 to $2.31 for the quarter ended March 31, 1999. The decline in volumes and average sales price was partially attributable to the termination of a long-term supply contract effective June 30, 1998 as a result of the "Contract Settlement", as discussed in Note 17 to the Company's audited Consolidated Financial Statements for the year ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998 as a part of the Company's Form 10-K. For the quarter ended March 31, 1998, this contract accounted for 0.9 Bcfe of marketed volumes and $2.8 million of marketing sales. There were no sales related to this contract for the quarter ended March 31, 1999. Additionally, a marketing contract with the Company's utility expired on October 31, 1998 and was not renewed. For the quarter ended March 31, 1998 this contract accounted for 0.7 Bcfe of marketed volumes and $1.6 million of marketing sales. There were no sales related to this contract for the quarter ended March 31, 1999.

     Revenues from oil and gas sales decreased 21.7% from $5.9 million at March 31, 1998 to $4.6 million at March 31, 1999. The decrease in oil and gas sales was primarily attributable to a 14.7% decrease in the average sales price per barrel of oil from $13.26 for the quarter ended March 31, 1998 to $11.31 for the quarter ended March 31, 1999, and an 18.0% decrease in the average gas sales price from $2.52 per mcf for the three months ended March 31, 1998 to $2.07 per mcf for the three months ended March 31, 1999. Gas volumes increased 3.4% from
2.0 million mcf to 2.1 million mcf for the three months ended March 31, 1998 to March 31, 1999. For the same period, oil volumes decreased 31.5%, from 41,000 bbl to 28,000 bbl primarily due to a steeper decline curve on certain fields.

     Revenues from utility gas sales and transportation increased 9.3% from $64.6 million during the quarter ended March 31, 1998 to $70.6 million in the quarter ended March 31, 1999. This increase was caused primarily by colder weather conditions in the service areas during the period and an increase, effective November 1, 1998, in the tariff sales rates. For the quarter ended March 31, 1999, heating degree days were 2,557 compared to 2,221 the previous year, an increase of approximately 15%. Total system throughput did not change significantly between periods. Sales volumes increased 0.6 Bcf, while transportation volumes decreased 0.8 Bcf.

     Other revenue decreased 98.3% from $11.7 million to $0.2 million for the quarters ended March 31, 1998 and 1999, respectively. This decrease relates to the nonrecurring Contract Settlement, discussed above.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $6.8 million or 7.5% during this period primarily as the result of a $9.9 million decline in gas marketing purchased gas costs, which was partially offset by a $0.4 million increase in general and administrative expenses, a $0.5 million increase in depreciation, depletion and amortization and a $1.7 million increase in impairment and exploratory charges.

     The 33.0% decline in gas marketing and pipeline costs was primarily attributable to a 23.8% decline in purchased gas volumes from 10.5 Bcfe for the quarter ended March 31, 1998 to 8.0 Bcfe for the quarter ended March 31, 1999, a 13.2% decrease in the average price paid for gas purchased from $2.60 per mmbtu for the quarter ended March 31, 1998 to $2.26 per mmbtu for the quarter ended March 31, 1999, and approximately $0.7 million of purchased gas costs charged against a reserve for loss on future gas purchases primarily relating to the Contract Settlement, discussed above.

     The 5.4% increase in general and administrative expenses is primarily due to increased activities at the corporate level during the current period.

     The 8.2% increase in depreciation, depletion and amortization is primarily attributable to additions in utility gas plant in service.

     The 270.0% increase in impairment and exploratory costs is due to expensing two domestic exploratory dry holes and increased lease expirations during the current period.

     INTEREST EXPENSE. Interest expense remained relatively unchanged between the three months ended March 31, 1999 and 1998.

     OTHER (INCOME) EXPENSE. Other nonoperating income increased $1.3 million primarily due to the recognition of losses related to the sale of several wells for contractual purposes during the prior period.

     INCOME TAX. The provision for income taxes decreased $2.5 million primarily as a result of decreased pretax income and a revised effective tax rate.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company's operating income decreased from a gain of $27.6 million at March 31, 1998 to $20.0 million at March 31, 1999. The Company's utility operating income increased $10.9 million from $17.9 million to $28.8 million for the nine months ended March 31, 1998 and 1999, respectively. The Company's gas marketing and pipeline operations improved from a loss of $0.7 million at March 31, 1998 to a gain of $3.2 million at March 31, 1999. The Company's oil and gas operating income, net of the Contract Settlement, decreased from a gain of $2.9 million at March 31, 1998 to a loss of $4.7 million at March 31, 1999, primarily as a result of exploratory expenditures.

     NET INCOME. The Company recorded a net loss of $0.2 million for the nine months ended March 31, 1999, compared to net income of $4.2 million for the same period in 1998. The change between the periods is primarily attributable to a $48.0 million decrease in revenue, which is partially offset by a $40.4 million decrease in operating costs and expenses.

     REVENUES. Total revenues decreased $48.0 million or 16.8% during the periods. The decrease was due to a 30.9% decrease in gas marketing and pipeline sales, a 13.3% decrease in oil and gas sales and a 92.2% decrease in other revenue.

     Revenues from gas marketing and pipeline sales decreased 30.9% from $112.5 million during the nine months ended March 31, 1998 to $77.7 million for the nine months ended March 31, 1999. The decrease in marketing and pipeline sales was a result of a 22.6% decline in marketed gas volumes from 38.8 Bcfe for the nine months ended March 31, 1998 to 29.9 Bcfe for the nine months ended March 31, 1999 and a 14.6% decline in the average sales price per mmbtu from $2.70 for the nine months ended March 31, 1998 to $2.31 for the nine months ended March 31, 1999. The decline in volumes and average sales price was partially attributable to the termination of a long-term supply contract effective June 30, 1998 as a result of the Contract Settlement, as discussed previously. For the nine months ended March 31, 1998, this contract accounted for 2.9 Bcfe of marketed volumes and $8.6 million of marketing sales. There were no sales related to this contract for the nine months ended March 31, 1999. Additionally, a marketing contract with the Company's utility expired on October 31, 1998 and was not renewed. For the nine months ended March 31, 1998 this contract accounted for 4.9 Bcfe of marketed volumes and $11.0 million of marketing sales. For the nine months ended March 31, 1999, which included four months of sales under this contract, it accounted for 3.4 Bcfe of marketed volumes and $7.1 million of marketing sales.

     Revenues from oil and gas sales decreased 13.3% from $18.7 million at March 31, 1998 to $16.3 million at March 31, 1999. The decrease in oil and gas sales was primarily attributable to a 34.5% decrease in the average sales price per barrel of oil from $15.71 for the nine months ended March 31,1998 to $10.29 for the nine months ended March 31, 1999, and an 11.3% decline in the average sales price per mcf of gas from $2.55 for the nine months ended March 31, 1998 to $2.26 for the nine months ended March 31, 1999. These price declines were partially offset by an increase in oil and gas production over the nine months ended March 31, 1998 and 1999. Oil volumes increased 4.2% from 101,000 bbl to 106,000 bbl and gas volumes increased 3.2% from 6.5 million mcf to 6.7 million mcf.

     Other revenue decreased 92.2% from $13.1 million to $1.0 million for the nine months ended March 31, 1998 and 1999, respectively. This decrease relates to the nonrecurring Contract Settlement, discussed above.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $40.4 million or 15.7% during this period primarily as the result of a $7.8 million decline in the cost of utility gas purchased and a $38.7 million decline in gas marketing purchased gas costs, which was partially offset by a $1.1 million increase in general and administrative expenses, a $1.9 million increase in depreciation, depletion and amortization expenses, and a $3.1 million increase in impairment and exploratory charges in the current period.

     The 10.5% decline in the cost of utility gas purchased was due to reduced pipeline supplier demand charges as a result of a gas supply management agreement with a third party that went into effect on November 1, 1998.

     The 34.2% decline in gas marketing and pipeline costs is primarily attributable to a 22.7% decline in purchased gas volumes from 39.1 Bcfe for the nine months ended March 31, 1998 to 30.2 Bcfe for the nine months ended March 31, 1999, a 16.0% decrease in the average price paid for gas purchased from $2.72 per mmbtu for the nine months ended March 31, 1998 to $2.28 per mmbtu for the nine months ended March 31, 1999, and approximately $2.2 million of purchased gas costs charged against a reserve for loss on future gas purchases primarily relating to the Contract Settlement discussed previously. These decreases were partially offset by an increase of $0.4 million of purchased gas costs for the nine months ended March 31, 1999 related to the operations of the intrastate pipeline gathering system that was purchased in March 1998.

     General and administrative expenses increased 6.2% for the nine months ended March 31, 1998 to 1999 primarily due to increased activities at the corporate level, recognition of credits which reduced expenses in the prior period, and the inclusion of MAPCOM Systems, Inc. which was acquired in November 1997.

     Depreciation, depletion and amortization costs increased 11.9% primarily due to additions to the utility gas plant in service and corporate fixed assets.

     Impairment and exploratory costs increased 143.8% for the current period as a result of two exploratory dry holes in New Zealand, four domestic exploratory dry holes and increased lease expirations during the current period.

     INTEREST EXPENSE. Interest expense remained relatively unchanged between the nine months ended March 31, 1999 and 1998.

     OTHER (INCOME) EXPENSE. Other nonoperating income increased $2.3 million primarily due to the recognition of losses related to the sale of several wells for contractual purposes during the prior period combined with gains on the sale of properties during the current period.

     INCOME TAX. The provision for income taxes decreased $0.7 million as a result of decreased pretax income and a revised effective tax rate. The tax provision is greater than pretax because of non-deductible foreign losses.

     MINORITY INTEREST. Minority interest expense decreased $0.4 million between the periods ended March 31, 1999 and 1998 due to the exchange of the Company's Class A stock for the remaining outstanding Class A stock of its subsidiaries thereby eliminating minority interest shareholders.

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS. Net cash provided by operating activities is primarily affected by oil and gas prices, seasonality, heating degree-days, utility rate regulation, marketing margins and the Company's success in drilling activities. The Company's net decrease in cash flow from operations was $4.4 million for the nine month period ended March 31, 1999. The major cause of the decrease in cash flow from operations was due to (i) the seasonality and warmer than expected weather related to the Company's utility operations and (ii) low oil and gas prices and lower than expected marketing margins. The Company invested approximately $18.2 million in oil and gas exploration and development activities and $7.9 million in utility plant improvements. The net cash used in operations and capital projects was funded primarily through cash on hand and short-term borrowings. Although no dividends were declared for the third quarter, approximately $1 million was paid during the nine months on previously declared dividends.

     During the nine months ended March 31, 1999, the Company had a net decrease in cash of $18.2 million. Although the Company believes that the fourth quarter cash flow from operations will be positive, the Company anticipates that overall the Company will experience a net cash decrease for fiscal 1999. Moreover, should lower oil and gas prices, marketing margins and warmer than normal weather patterns persist, the Company believes that operations and capital commitments may continue to generate a net cash decrease, prior to borrowings, into the next fiscal year. Such conditions may, in future periods, negatively impact the Company's ability to satisfy certain debt covenants of the Company's revolving credit facility. Although the Company expects oil and gas prices and marketing margins to improve and normal weather patterns to reoccur, in the event of a continuance of lower than expected operating results and the potential net cash decreases resulting therefrom, the Company may elect to increase debt levels, sell certain assets, defer certain discretionary capital spending and exploration projects, consolidate certain operations, restructure revolving debt agreements, omit dividends, or take other actions in order to mitigate any future net cash shortfalls and remedy any foreseeable or potential debt covenant issues. Although there can be no assurance that the net cash shortfall will not continue, or that operating results will improve or that the Company's mitigating efforts will be sufficient, the Company believes that its existing credit facilities and the above mitigating factors should result in the ability of the Company to continue to fund operations and non-discretionary capital commitments.

     CREDIT FACILITIES. The Company and its operating subsidiaries have (i) a $50 million secured, revolving credit facility under which no amounts were outstanding at March 31, 1999 and $25 million was outstanding at May 17, 1999 and (ii) $68.0 million in unsecured, revolving bank lines of credit, under which $30.9 million was outstanding at March 31, 1999.

     The Company has no scheduled significant long-term debt repayments within the next twelve months.

     OTHER MATTERS. The Company continues to assess its computer systems to identify issues it may have regarding the year 2000. The Company has determined that the majority of the existing systems will be replaced, through a capital project, with new technology. This project, with a budget of approximately $5 million, is nearly complete. The remaining legacy systems are projected to be in compliance with Year 2000 issues prior to the end of this fiscal year. The Company does not expect there to be a material impact on the Company's business, operations, cash flows or financial condition as a result of Year 2000 issues.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

ITEM  2.  CHANGES  IN  SECURITIES

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)     10     Incentive  Stock  Purchase  Agreement  -  Michael  S.  Fletcher
        27     Financial  Data  Schedule

(b)     No  reports  on  Form 8-K have been filed during the quarter ended March
31,  1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 17th day of May, 1999.


                                             ENERGY  CORPORATION  OF  AMERICA


                                             By:  /s/John  Mork
                                                  -------------
                                                  John  Mork
                                                  Chief  Executive
                                                  Officer  and  Director



                                             By:  /s/Isobel  Allan
                                                  ----------------
                                                  Isobel  Allan
                                                  Vice  President  of  Finance

                                  EXHIBIT INDEX
Exhibit
Number          Description
------          -----------

10     Incentive  Stock  Purchase  Agreement  -  Michael  S.  Fletcher

27     Financial  Data  Schedule