Form 10-Q
period 1999-09-30
ENERGY CORP OF AMERICA
filed 1999-11-15
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
        EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  x     No ___
                                      -----


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at September 30, 1999 was 645,964 shares.


                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

PAGES
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   September 30, 1999 (unaudited) and June 30, 1999 . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three months ended September 30, 1999 and 1998 . . . . . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the three months ended September 30, 1999 and 1998 . . . . . . .   6

Notes to Unaudited Condensed Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .  12


PART II  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  18

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  18

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  18

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  18

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(AMOUNTS  IN  THOUSANDS)
---------------------------------------------------------------------------------


                                                          SEPTEMBER 30    JUNE 30
                                                                1999       1999
                                                            (UNAUDITED)     *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . .  $   10,359  $ 13,557
    Accounts receivable, net of allowance for doubtful
       accounts of $1,062 and $1,622. . . . . . . . . . . .      29,910    32,854
    Gas in storage, at average cost . . . . . . . . . . . .         349       357
    Income tax receivable . . . . . . . . . . . . . . . . .       3,180     3,580
    Prepaid winter gas service. . . . . . . . . . . . . . .      38,139    18,474
    Prepaid and other current assets. . . . . . . . . . . .       7,048     7,146
                                                             ----------  --------
       Total current assets . . . . . . . . . . . . . . . .      88,985    75,968
                                                             ----------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $120,595 and $116,893 . .     328,037   315,316
                                                             ----------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,738 and $2,485. . . . . . . . . .       8,319     8,523
    Notes receivable, less allowance for doubtful accounts
       of $440. . . . . . . . . . . . . . . . . . . . . . .       3,596     3,544
    Deferred utility charges. . . . . . . . . . . . . . . .      18,148    18,785
    Other . . . . . . . . . . . . . . . . . . . . . . . . .      14,813    14,806
                                                             ----------  --------
       Total other assets . . . . . . . . . . . . . . . . .      44,876    45,658
                                                             ----------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  461,898  $436,942
                                                             ==========  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(AMOUNTS  IN  THOUSANDS)
------------------------------------------------------------------------------------

                                                            SEPTEMBER 30    JUNE 30
                                                                  1999        1999
                                                              (UNAUDITED)      *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $   41,111   $ 40,049
    Current portion of long-term debt. . . . . . . . . . . .       3,590      6,634
    Short-term debt. . . . . . . . . . . . . . . . . . . . .      10,465     16,799
    Funds held for future distribution . . . . . . . . . . .       6,436      5,378
    Accrued taxes, other than income . . . . . . . . . . . .       6,066      7,635
    Overrecovered gas costs. . . . . . . . . . . . . . . . .       2,816      3,927
    Other current liabilities. . . . . . . . . . . . . . . .       8,121      8,465
                                                              -----------  ---------
       Total current liabilities . . . . . . . . . . . . . .      78,605     88,887

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .     319,787    280,021
    Gas delivery obligation and deferred trust revenue . . .      13,268     13,839
    Deferred income tax liability. . . . . . . . . . . . . .      27,731     27,868
    Other long-term obligation . . . . . . . . . . . . . . .      11,921     11,850
                                                              -----------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .     451,312    422,465
                                                              -----------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 721,000 shares issued . . . . . . . . . .         721        721
    Class A stock, no par value; 100,000 shares authorized;
       26,000 shares issued. . . . . . . . . . . . . . . . .       2,940      2,940
    Additional paid in capital . . . . . . . . . . . . . . .       4,656      4,656
    Retained earnings. . . . . . . . . . . . . . . . . . . .       9,293     13,598
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .      (7,259)    (7,261)
    Accumulated comprehensive income (loss). . . . . . . . .         235       (177)
                                                              -----------  ---------
       Total Stockholders' equity. . . . . . . . . . . . . .      10,586     14,477
                                                              -----------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  461,898   $436,942
                                                              ===========  =========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
----------------------------------------------------------------------------------


                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                              1999       1998
 REVENUES:
    Utility gas sales and transportation. . . . . .  $      16,907   $ 13,863
    Gas marketing and pipeline sales. . . . . . . .         21,906     31,044
    Oil and gas sales . . . . . . . . . . . . . . .          6,971      5,855
    Well operations and service revenues. . . . . .          1,582      1,780
    Other revenue . . . . . . . . . . . . . . . . .            169        358
                                                     --------------  ---------
                                                            47,535     52,900
                                                     --------------  ---------
 COST AND EXPENSES:
    Utility gas purchased . . . . . . . . . . . . .          4,451      7,418
    Gas marketing and pipeline cost . . . . . . . .         21,368     30,104
    Field operating expenses. . . . . . . . . . . .          2,343      2,440
    Utility operations and maintenance. . . . . . .          5,584      5,584
    General and administrative. . . . . . . . . . .          5,165      5,111
    Taxes, other than income. . . . . . . . . . . .          2,291      2,163
    Depletion and depreciation, oil and gas related          2,171      2,175
    Depreciation of pipelines and equipment . . . .          1,989      1,948
    Exploration and impairment. . . . . . . . . . .          1,201      2,085
                                                     --------------  ---------
                                                            46,563     59,028
                                                     --------------  ---------
    Income (loss) from operations . . . . . . . . .            972     (6,128)
                                                     --------------  ---------
 OTHER (INCOME) EXPENSE
    Interest. . . . . . . . . . . . . . . . . . . .          7,102      6,604
    Gain on sale of assets. . . . . . . . . . . . .             (2)      (727)
    Other . . . . . . . . . . . . . . . . . . . . .           (256)      (432)
                                                     --------------  ---------
 Loss before income taxes and
    minority interest . . . . . . . . . . . . . . .         (5,872)   (11,573)
 Benefit from income taxes. . . . . . . . . . . . .         (1,567)    (3,750)
                                                     --------------  ---------
 Loss before minority interest. . . . . . . . . . .         (4,305)    (7,823)
 Minority interest. . . . . . . . . . . . . . . . .              -          7
                                                     --------------  ---------
 NET LOSS . . . . . . . . . . . . . . . . . . . . .  $      (4,305)  $ (7,830)
                                                     ==============  =========

 Net loss per common share,
    Basic . . . . . . . . . . . . . . . . . . . . .  $       (6.45)  $ (11.85)
    Assuming dilution . . . . . . . . . . . . . . .  $       (6.45)  $ (11.85)

 The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
---------------------------------------------------------------------------------------------

                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                        1999       1998
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $      (4,305)  $ (7,830)
    Adjustment to reconcile net loss to net cash used
    by operating activities:
       Minority interest. . . . . . . . . . . . . . . . . . .                         7
       Depletion, depreciation and amortization . . . . . . .          4,360      4,323
       Gain on sale of assets . . . . . . . . . . . . . . . .             (2)      (727)
       Exploration and impairment . . . . . . . . . . . . . .            960      1,969
       Other, net . . . . . . . . . . . . . . . . . . . . . .           (882)    (1,291)
                                                               --------------  ---------
                                                                         131     (3,549)
    Changes in assets and liabilities
       Accounts receivable. . . . . . . . . . . . . . . . . .          5,529      8,647
       Gas in storage . . . . . . . . . . . . . . . . . . . .              8    (13,082)
       Prepaid and other assets . . . . . . . . . . . . . . .        (19,145)    (1,993)
       Accounts payable . . . . . . . . . . . . . . . . . . .            906     (1,955)
       Funds held for future distributions. . . . . . . . . .          1,058       (898)
       Overrecovered gas costs. . . . . . . . . . . . . . . .         (1,111)      (860)
       Other. . . . . . . . . . . . . . . . . . . . . . . . .           (571)    (2,797)
                                                               --------------  ---------
          Net cash used by operating activities . . . . . . .        (13,195)   (16,487)
                                                               --------------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . . .        (19,087)    (9,355)
    Proceeds from sale of assets. . . . . . . . . . . . . . .             34      1,282
    Notes receivable and other. . . . . . . . . . . . . . . .         (1,341)        13
                                                               --------------  ---------
          Net cash used by investing activities . . . . . . .        (20,394)    (8,060)
                                                               --------------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payment on long-term debt . . . . . . . . . . .         (3,278)      (145)
    Short-term borrowings, net. . . . . . . . . . . . . . . .         33,667     19,233
    Purchase of treasury stock and other financing activities              2       (389)
    Dividends . . . . . . . . . . . . . . . . . . . . . . . .                      (322)
                                                               --------------   --------
          Net cash provided by financing activities . . . . .         30,391     18,377
                                                               --------------  ---------
          Net decrease in cash and cash equivalents . . . . .         (3,198)    (6,170)
          Cash and cash equivalents, beginning of period. . .         13,557     21,547
                                                               --------------  ---------
 Cash and cash equivalents, end of period . . . . . . . . . .  $      10,359   $ 15,377
                                                               ==============  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.     Nature  of  Organization

Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent integrated energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

Natural Gas Distribution System - The Company operates, through its wholly owned
-------------------------------
subsidiary Mountaineer Gas Company ("Mountaineer"), a natural gas distribution system in West Virginia. Mountaineer provides natural gas sales, transportation and distribution service to residential, commercial, industrial and wholesale customers. As a public utility, Mountaineer is subject to regulation by the Public Service Commission of West Virginia.

Oil  and  Gas  Exploration, Development, Production and Marketing - The Company,
-----------------------------------------------------------------
primarily through Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin states of West Virginia, Pennsylvania and Ohio.

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is also engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains and New Zealand.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 1999, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the three months ended September 30, l999 are not necessarily indicative of the results to be expected for the full year.


3.     Recently  Issued  Accounting  Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective July 1, 1998. The standard establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income (loss) consists of foreign currency translation adjustments.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company has not fully analyzed what impact the provisions of SFAS No. 133 will have on the Company's financial statements.


4.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share for the three months ended September 30, for the years indicated, is as follows:


                                                                   Per-Share
                                            Loss          Shares    Amount
                                            ------------  -------  --------
1999
----
  Basic and Diluted Earnings per Share
   Loss available to common shareholders    $(4,305,000)  666,968  $ (6.45)

1998
----
  Basic and Diluted Earnings per Share
   Loss available to common shareholders    $(7,830,000)  660,623  $(11.85)

The effect of outstanding stock options during the current period was not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no stock options exercisable during the prior period.


5. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in fiscal 1999. The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. The regulated utility segment generates revenue from the transportation and sale of natural gas at retail. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploratory costs ("EBITDAX") to evaluate each segment's operations.

Summarized financial information for the Company's reportable segments is shown in the following table (in thousands):

                                                 Exploration                Marketing
                                                     and        Regulated      and
                                                Production     Utility      Pipeline    Other     Consolidated
                                                -------------  -----------  ----------  --------  --------------
For the three months ended September 30, 1999
 Sales to unaffiliated customers . . . . . . .  $      7,530   $   16,907   $  21,421   $   169   $      46,027
 Intersegment revenues . . . . . . . . . . . .         1,105            -         485       (82)          1,508
 Depreciation, depletion, amortization . . . .         2,560          924         311       365           4,160
 Exploratory costs . . . . . . . . . . . . . .         1,201                                              1,201
 Operating profit (loss) . . . . . . . . . . .           952          945        (584)     (341)            972
 Interest expense. . . . . . . . . . . . . . .            14        1,802                 5,286           7,102
 EBITDAX . . . . . . . . . . . . . . . . . . .         4,867        1,909        (338)      154           6,592
 Total assets. . . . . . . . . . . . . . . . .        88,290      220,654      65,267    87,687         461,898
 Capital expenditures. . . . . . . . . . . . .         3,291       15,683          97        16          19,087
----------------------------------------------  -------------  -----------  ----------  --------  --------------
For the three months ended September 30, 1998
----------------------------------------------
 Sales to unaffiliated customers . . . . . . .         6,729       13,863      24,693       358          45,643
 Intersegment revenues . . . . . . . . . . . .         1,009                    6,351      (103)          7,257
 Depreciation, depletion, amortization . . . .         2,612          802         331       378           4,123
 Exploratory costs . . . . . . . . . . . . . .         2,130                                (45)          2,085
 Operating profit (loss) . . . . . . . . . . .          (926)      (4,935)         31      (298)         (6,128)
 Interest expense. . . . . . . . . . . . . . .            34        1,606                 4,964           6,604
 EBITDAX . . . . . . . . . . . . . . . . . . .         4,813       (3,984)        313        91           1,233
 Total assets. . . . . . . . . . . . . . . . .        98,241      200,111      71,462    74,231         444,045
 Capital expenditures. . . . . . . . . . . . .         6,423        2,671         201        60           9,355
----------------------------------------------  -------------  -----------  ----------  --------  --------------

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. Intersegment sales between the exploration and production and the utility segments have not been eliminated in consolidation because of the regulated nature of the gas distribution segment. The 'Other' column includes items related to non-reportable segments, corporate and elimination items. Included in the regulated utility segment's capital expenditures for the three months ended September 30, 1999 is $12.6 million related to the acquisition cost of substantially all of the West Virginia assets of Shenandoah Gas Company ("Shenandoah"). Included in the exploration and production segment's total assets are net long-lived assets located in New Zealand of $3.0 and $2.0 million, as of September 30, 1999 and 1998, respectively.

6.     Debt

A rollforward of the debt from June 30, 1999 to September 30, 1999, is as follows (in thousands):


                                                    Current
                                    Short Term    Portion Long    Long Term    Total Long
                                      Debt          Term Debt       Debt        Term Debt
                                    ------------  --------------  ----------  -----------
 Balance at June 30, 1999. . . . .  $    16,799   $       6,634   $  280,021  $   286,655
   Short term borrowings, net. . .       33,666
   Issue long term debt, effective                                    40,000       40,000
      November 1, 1999
   Effectively pay down short
      term debt. . . . . . . . . .      (40,000)
   Long term debt payment. . . . .                       (3,278)                   (3,278)
   Reclassify long term debt to
      current portion. . . . . . .                          234        (234)
                                    ------------  --------------
 Balance at September 30, 1999 . .  $    10,465   $       3,590   $  319,787  $   323,377
                                    ============  ==============  ==========  ===========

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For the Quarter Ending:
  December 31, 1999 . . . .  $    909
  March 31, 2000. . . . . .       910
  June 30, 2000 . . . . . .       905
  September 30, 2000. . . .       866
                             --------
  Total current . . . . . .     3,590

  December 31, 2000 . . . .        32
  March 31, 2001. . . . . .        32
  June 30, 2001 . . . . . .        29

For the Fiscal Year Ending:
  June 30, 2002 . . . . . .    22,462
  June 30, 2003 . . . . . .     3,461
  June 30, 2004 . . . . . .     3,461
  June 30, 2005 . . . . . .     3,461
  Thereafter. . . . . . . .   286,849
                             --------
     Total. . . . . . . . .  $323,377
                             ========

On November 1, 1999, Mountaineer completed new financing arrangement with several private lenders to provide $40.0 million in additional unsecured long-term financing. This commitment consisted of $10.0 million in 7.83% unsecured notes due 2009 and $30.0 million in 8.09% unsecured notes due 2019, with no required prepayments. The funds were used to reduce outstanding borrowings under Mountaineer's short-term lines of credit.

The Company's various debt agreements contain certain restrictions and conditions among which are limitations on indebtedness, funding of certain subsidiaries, dividends and investments, and certain tangible net worth and debt and interest coverage ratio requirements. The agreements require the Company to maintain certain financial conditions, including a minimum net worth, restriction on funded debt and restrictions on the amount of dividends that can be declared. Additionally, under its debt covenants, Mountaineer is restricted in the payment of dividends to the Company. As of September 30, 1999, Mountaineer had approximately $5.3 million available for the declaration of dividends.


7.     Contingencies

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

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         -------     --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-Q, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1999  AND  1998
---------------

The Company recorded a net loss of $4.3 million for the three months ended September 30, 1999 compared to a net loss of $7.8 million for the same period in 1998. The increase in income of $3.5 million is attributed to the net of a $5.4 million decrease in revenue, an $11.6 million decrease in operating expenses, a $0.9 million decrease in impairment and exploratory costs, a $0.9 million decrease in other non-operating income, a $0.5 million increase in interest expense and a $2.2 million decrease in income tax benefits.

REVENUES.  Total  revenues  decreased $5.4 million or 10.1% between the periods.
--------
The decrease was due to a 29.4% decrease in gas marketing and pipeline sales, which was offset by a 22.0% increase in utility gas sales and transportation and a 19.1% increase in oil and gas sales. Well and service operating revenue and other operating revenue remained relatively constant between the periods.

     Revenues from gas marketing and pipeline sales decreased $9.1 million from $31.0 million during the period ended September 30, 1998 to $21.9 million during the period ended September 30, 1999. The decrease in revenue is primarily attributable to a 45% decline in marketed gas volumes from 12.7 million Mmbtu to
7.0 million Mmbtu, partially offset by a 22% increase in the average sales price per Mmbtu from $2.22 for the quarter ended September 30, 1998 to $2.71 for the quarter ended September 30, 1999. The decline in volumes for the quarter ended September 30, 1999 was partially attributable to the expiration of contracts, which accounted for $7.6 million in sales and 3.7 Bcfe. Also contributing to the decreased revenue is the reduction of trading activity volumes as a result of the marketing focus change. At the end of the last fiscal year, it was decided that the Company would no longer enter into contracts to purchase and resell independent producers gas as this business was becoming more competitive and less economical to maintain. Instead, the Company will focus on marketing its production.

     Revenues from oil and gas sales increased $1.1 million from $5.9 million for the period ended September 30, 1998 to $7.0 million for the period ended September 30, 1999. The increase in revenue is primarily attributable to a 37% increase in the average per barrel oil price from $12.53 to $17.17 and a 22% increase in the average per Mcf gas price from $2.21 to $2.70 between September 30, 1998 and 1999. Mcfe production volumes were comparable between periods.

     Utility gas sales and transportation revenues increased approximately $3.0 million during the three months ended September 30, 1999 compared to the prior year. Of this amount, approximately $2.6 million was the result of increased tariff sales and $0.4 million resulting from additional transportation revenues. The increase in tariff sales resulted primarily from more favorable weather conditions during the current period as system-wide average heating degree days were 104 compared to 51 in the prior year and additional customers acquired from Shenandoah. Tariff sales volumes increased approximately 29%, from 1.4 Bcf to
1.8 Bcf during the current period. Transportation revenues increased despite a decrease in related volumes from 8.1 Bcf to 7.7 Bcf during the current period. The decline in volumes was primarily the result of reduced throughput for one particular customer; however, this reduction did not have a significant effect on revenues due to the related contract price. The increase in transportation revenues resulted from an increase in Mountaineer's transportation tariff rates effective November 1, 1998.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $11.6
     --------------------
million or 19.0% during this period primarily as the result of a 40.0% decline in the cost of utility gas purchased and a 29.0% decrease in gas marketing and pipeline costs. Field and lease operating expenses, utility operations and maintenance costs, general and administrative expenses, taxes other than income and depreciation, depletion and amortization costs remained relatively constant between the periods.

Utility gas purchase costs decreased approximately $3.0 million during the three months ended September 30, 1999 compared to the same period in 1998. This decrease was partially due to a $2.1 million refund from the Company's primary transmission service provider, which was approved by the Federal Energy Regulatory Commission in September 1999. Also contributing to the decrease was the effect of the Company's gas supply management agreement (the "Supply Agreement"), as discussed in the Company's Form 10-K filed with the Securities and Exchange Commission on September 28, 1999, which went into effect on November 1, 1998. This agreement results in the demand costs associated with transmission services provided to the Company being included in a fixed price per dekatherm delivered either to its city gate or for winter service rather than as a fixed monthly charge. The following table presents a comparison of the costs of utility gas purchased for the periods indicated, dollar amounts in thousands, except cost per unit sold:



                   September 30, 1999      September 30, 1998
                   ------------------      ------------------
                              Cost Per              Cost Per
                 Cost        Unit Sold    Cost      Unit Sold
                 ----------  -----------  --------  -----------

 Demand costs .  $     178                $ 5,935
 Refund . . . .     (2,100)
                 ----------               --------
 Total demand .     (1,922)  $    (1.04)    5,935   $     4.20
 Commodity. . .      6,849         3.71     2,489         1.76
 Other. . . . .       (476)       (0.26)   (1,006)       (0.71)
                 ----------  -----------  --------  -----------
 Total gas cost  $   4,451   $     2.41   $ 7,418   $     5.25
                 ==========  ===========  ========  ===========

 Mcf sold . . .      1,847                  1,414

Prepaid winter gas service, related to the Supply Agreement, totaled 11,716,997 dth, 6,083,402 dth and 11,704,667 dth (previously classified as gas in storage) and account balances of $38.1 million ($3.26 per dth), $18.5 million ($3.04 per dth) and $25.9 million ($2.21 per dth) at September 30, 1999, June 30, 1999 and September 30, 1998, respectively.

     Assuming volumes delivered to the city gate reach a specified level for a twelve month period, total costs for transmission services included in the fixed price will approximate the amount previously incurred as a fixed monthly amount. To the extent volumes delivered are below the specified level, the Company will experience a reduction in such costs. For the three months ended September 30, 1998, the Company incurred approximately $5.9 million in fixed monthly demand charges. During the same period of 1999, the Company recorded approximately $1.6 million through purchased gas expense for transmission related costs under the Supply Agreement. These decreases were partially offset by:

a. Increased volumes purchased resulting from higher sales volumes due to favorable weather conditions and the additional customers acquired from Shenandoah, which resulted in gas costs of approximately $1.6 million.

b. An increase in commodity prices (or, in the case of the Supply Agreement, fixed price less the transmission cost component) which increased gas costs by approximately $1.1 million.

c. Reduced amortization of previously overrecovered gas costs of approximately $.5 million as a result of the Company current rate moratorium, which went into effect on November 1, 1998.

     The $8.7 million decrease in gas marketing and pipeline costs is primarily the result of a 45% decline in purchased gas volumes from 12.9 million Mmbtu to
7.1 million Mmbtu from September 30, 1998 to September 30, 1999. Partially offsetting this decline in costs was a 19% increase in the average price paid for gas purchased, from $2.20 per Mmbtu to $2.61 per Mmbtu between periods. Additionally, approximately $0.8 million of purchased gas costs were charged against a reserve for losses on future gas purchases during the three months ended September 30, 1998.

Impairment and exploratory expenses decreased $0.9 million primarily due to the drilling of two dry holes in New Zealand during the prior period, resulting in $1.5 million of impairment expense compared to none during the current period. This was partially offset by an increase in domestic impairment expense increase of $0.4 million due to the drilling of 3.5 net dry holes in the current period compared to 0.8 in the prior period.

     INTEREST  EXPENSE.  Interest  expense  increased between the periods due to
     -----------------
the net addition to long-term debt, including the current portion and short term debt of $33.5 million, when comparing September 30, 1999 to September 30, 1998.


     OTHER  (INCOME)  EXPENSE.  Other  income  decreased a total of $0.9 million
     ------------------------
primarily due to the recognition of gains on the sale of property during fiscal 1999 and none during the current period. In addition, interest income decreased $0.1 million due to a decrease in cash and cash equivalents.

     BENEFIT  FOR  INCOME  TAXES.  The  benefit  for  income  taxes changed $2.2
     ---------------------------
million  primarily  because  of  the  decrease  in  pre-tax  loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's primary sources of liquidity are (1) cash provided from operating activities (2) short-term debt and credit facilities and (3) long-term revolving debt facilities. Since July 1, 1999, the Company's financial condition declined as cash used in operating activities totaled $13.2 million, cash on hand decreased $3.2 million, working capital increased $23.3 million after reclassification of $40 million of short-term debt to long-term debt (see
Note 6), debt to equity increased from 21 to 1 to 32 to 1, and the Company's equity decreased by $3.9 million. Funds available for the Company's utility operation, resulting from unused short-term and revolving credit facilities totaled $16.5 million at September 30, 1999 and $47.8 million at November 12, 1999, after reclassification of short-term debt previously discussed. In addition, on October 12, 1999 Moody's Investors Service downgraded its rating of the Company's $200 million Senior Subordinated Notes due 2007 to Caa1 from B2, and the Company's secured $22 million Revolving Credit Facility to Ba3 from Ba2. On October 18, 1999 Standard and Poor's lowered its corporate credit rating of the Company to single 'B' plus from double 'B' minus and lowered its Senior Subordinated Notes rating to single 'B' minus from single 'B'. The agency also placed the ratings on Credit Watch with negative implications, which indicate that ratings may be lowered again in the future.

The Company's cash balance decreased $3.2 million during the period. The decrease in cash during the quarter primarily resulted from cash used in operating activities totaling $13.2 million after a non-recurring $2.1 million cash refund from an interstate gas transporter. The Company is generally a net user of funds from operations during this reporting period due to the seasonal nature of its utility business and its merchant natural gas business. The Company's cash balance was also impacted by its investments in property, plant and equipment, which totaled $19.1 million, debt principal payment of $3.0 million required under the Revolving Credit Facility Amended Debt Agreement and other uses totaling $1.6 million. Subsequent to the balance sheet date, the utility operation of the company borrowed $40.0 million, of which all the proceeds were used to repay short-term indebtedness. This transaction increased the utility's ability to borrow under its short-term credit facilities by approximately $40 million.

Prior to the reclassification of the $40 million short-term debt, working capital decreased from a negative $12.9 at June 30, 1999 to a negative $29.6 million at September 30, 1999. After the reclassification, working capital increased $23.3 million to a positive $10.4 million, primarily as a result of a $19.6 million increase in prepaid winter gas service relating to the Company's utility operation under the utility's Supply Agreement.

The Company's primary sources of liquidity and capital resources have been adversely impacted by the Company's results of operations, long-term revolving debt agreement amendments and external capital market ratings. The Company has attempted to mitigate its exposure to gas price risk by hedging 15,000 Mmbtu per day of its gas production under various hedging arrangements and has substantially reduced its purchased gas price exposure at its utility operation by entering into the Supply Agreement. In addition, the Company has omitted dividend payments and taken steps to minimize capital expenditure outlays by restructuring certain opportunities relating to current and future oil and gas activities. In the remaining portion of the current fiscal year, the Company estimates it will invest an additional $7.8 million in the Company's utility operation, repay an additional $3.0 million in long-term debt, pay $19.0 million in interest payments, and spend approximately $10.5 (including $1.25 million as other property and equipment) in discretionary oil & gas drilling and exploration activities. Other than the $3.0 million under the Revolving Credit Facility repayment during the twelve months ending September 30, 2000, as mentioned above, no other significant principal payments are due until October 1, 2001 when the Company's utility commences principal repayments of $3.3 million per year on its $60 million, 7.59% notes due to John Hancock. In addition, the Company's $19.0 million Revolving Credit Facility becomes due May 2002. In the event that cash from operating activities are not sufficient to offset the cash outflows required above, the Company believes that the capital expenditures and debt service obligations, required at the Company's utility operations, can be funded through the utility's existing resources and short-term credit facilities in the near term. The Company believes that the debt and interest obligations on its Senior Subordinated Debt and its Revolving Credit Facility can be partially funded through dividend and income tax sharing arrangement payments from the Company's utility operation and from its existing oil and gas operating activities. However, the Company's utility operation is restricted as to the amount of dividends it is permitted to pay to the parent, $5.3 million is available at September 30, 1999 (see Note 6). Other capital investments in oil and gas exploration and development drilling opportunities may be financed on a cash available basis since the Company's amended Revolving Debt Agreement, typically used to fund such drilling opportunities, is currently at its maximum draw down capability.

     The Company believes that its existing capital resources, its mitigating management efforts, and its expected fiscal year 2000 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Senior Subordinated Debt, its Revolving Credit Facility, and the short and long-term debt and credit facilities at its utility operation, and will be sufficient to fund non-discretionary capital expenditures. However, since the expected fiscal year 2000 results of operations and cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, maintaining current levels of oil and gas commodity sales prices and future exploration and development drilling success, the Company can give no assurance that such expectations will be realized or that debt service or debt covenant violations will not occur. In such instances, the Company may elect to increase debt levels, restructure debt agreements (including debt agreements with additional lenders), sell core and non-core assets including a portion or all of its utility subsidiary or it exploration and development subsidiaries, defer discretionary capital expenditures, curtail certain domestic and international oil and gas programs or take other actions necessary to mitigate liquidity short-falls and debt agreement violations or acquire new or additional capital resources, although no assurances can be given that such actions will be successful.

YEAR  2000  COMPLIANCE.  The year 2000 issue arose because many computer systems
----------------------
and software applications as well as embedded computer chips currently in use were constructed using an abbreviated date field that eliminates the first two digits of the year. On January 1, 2000, these systems, applications and embedded computer chips may incorrectly recognize the date as January 1, 1900. Accordingly, many computer systems and software applications, as well as embedded chips, may incorrectly process financial or operating information or fail to process such information completely. The company recognized this problem and is addressing its potential effects on its computer systems, software applications and operating assets.

The Company began its Year 2000 compliance efforts in 1996 and has completed its assessment of its key business information systems to determine what issues, if any, exist regarding these systems' compliance with Year 2000 issues and is taking the necessary steps to ensure its systems will be compliant by the year 2000. These steps include the purchase and implementation of an integrated application software package, that together with the associated hardware and external consulting resources, which to date, has cost approximately $7.4 million. In addition, the Company is presently completing of modification of existing operating and application systems that were not Year 2000 compliant and anticipates that it will be successful in completing such modifications before the 1999 calendar year end. With the exception of the new application package discussed above, the Company anticipates that it can complete the necessary modifications to its information systems to ensure Year 2000 compliance utilizing internal resources. The costs associated with modification of existing information consist primarily of personnel expense for staff dedicated to the effort. The Company's policy is to expense these costs as incurred. The Company also has invested in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, such as the implementation of the integrated software application discussed above, the Company is capitalizing and depreciating such costs over their estimated useful life.

     In addition to reviewing its own computer operating and application systems, the Company has communicated with its significant suppliers and vendors to determine the extent to which these parties have addressed Year 2000 issues. To the extent such vendors have not provided reasonable assurances to the Company of their readiness to handle Year 2000 issues, contingency plans have been developed. There is no assurance that such parties can complete the necessary modifications and conversions in a timely manner. To the extent such modifications and conversions are not completed on a timely basis and issues outside of the companies control arise, the Year 2000 issue could have an adverse impact on the operations of the Company.

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

None


ITEM  5.  OTHER  INFORMATION

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     27     Financial  Data  Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 15th day of November, 1999.


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

27     Financial  Data  Schedule