Form 10-Q
period 1999-12-31
ENERGY CORP OF AMERICA
filed 2000-02-14
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
        EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at December 31, 1999 was 644,564 shares.


                          ENERGY  CORPORATION  OF  AMERICA

                                TABLE OF CONTENTS


                                                                       PAGES
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   December 31, 1999 (unaudited) and June 30, 1999. . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three and six months ended December 31, 1999 and 1998. . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the six months ended December 31, 1999 and 1998. . . . . . . . .   6

Notes to Unaudited Condensed Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .  14


PART II  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  20

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  20

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  20

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  20

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------
                                                             DECEMBER 31   JUNE 30
                                                                 1999        1999
                                                              (UNAUDITED)     *
ASSETS
 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . .  $     14,308  $ 13,101
    Accounts receivable, net of allowance for doubtful
       accounts of $429 . . . . . . . . . . . . . . . . . .        13,046    14,920
    Net utility assets held for sale. . . . . . . . . . . .        66,092    70,625
    Gas in storage, at average cost . . . . . . . . . . . .           369       357
    Income tax receivable . . . . . . . . . . . . . . . . .         3,180     3,180
    Prepaid and other current assets. . . . . . . . . . . .           695     1,338
                                                             ------------  --------
       Total current assets . . . . . . . . . . . . . . . .        97,690   103,521
                                                             ------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $87,243 and $82,158 . . .       157,986   158,442
                                                             ------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,047 and $1,647. . . . . . . . . .         5,609     6,009
    Notes receivable, less allowance for doubtful accounts
       of $440. . . . . . . . . . . . . . . . . . . . . . .         3,180     3,384
    Other . . . . . . . . . . . . . . . . . . . . . . . . .        14,983    14,807
                                                             ------------  --------
       Total other assets . . . . . . . . . . . . . . . . .        23,772    24,200
                                                             ------------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    279,448  $286,163
                                                             ============  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
-------------------------------------------------------------------------------------
                                                               DECEMBER 31    JUNE 30
                                                                  1999         1999
                                                              (UNAUDITED)       *
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $     11,486   $ 15,474
    Current portion of long-term debt. . . . . . . . . . . .         2,844      6,618
    Funds held for future distribution . . . . . . . . . . .         5,457      5,378
    Accrued taxes, other than income . . . . . . . . . . . .         4,794      4,583
                                                              -------------  ---------
       Total current liabilities . . . . . . . . . . . . . .        24,581     32,053

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .       219,631    219,886
    Gas delivery obligation and deferred trust revenue . . .        22,706     13,839
    Deferred income tax liability. . . . . . . . . . . . . .         2,527      4,877
    Other long-term obligation . . . . . . . . . . . . . . .         1,007      1,031
                                                              -------------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .       270,452    271,686
                                                              -------------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 721,000 shares issued . . . . . . . . . .           721        721
    Class A stock, no par value; 100,000 shares authorized;
       26,000 shares issued. . . . . . . . . . . . . . . . .         2,940      2,940
    Additional paid in capital . . . . . . . . . . . . . . .         4,656      4,656
    Retained earnings. . . . . . . . . . . . . . . . . . . .         7,903     13,598
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .        (7,472)    (7,261)
    Accumulated comprehensive income (loss). . . . . . . . .           248       (177)
                                                              -------------  ---------
       Total Stockholders' equity. . . . . . . . . . . . . .         8,996     14,477
                                                              -------------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    279,448   $286,163
                                                              =============  =========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
----------------------------------------------------------------------------------------------------
                                                               FOR THE THREE          FOR THE SIX
                                                               MONTHS ENDED           MONTHS ENDED
                                                               DECEMBER 31            DECEMBER 31
                                                               1999      1998       1999       1998
 REVENUES:
    Gas marketing and pipeline sales . . . . . . . . . . .  $19,244   $23,196   $ 38,840   $ 52,019
    Oil and gas sales. . . . . . . . . . . . . . . . . . .    5,424     4,864     11,291      9,710
    Well operations and service revenues . . . . . . . . .    1,607     1,595      3,189      3,375
    Other revenue. . . . . . . . . . . . . . . . . . . . .        -         -          -        191
                                                            --------  --------  ---------  ---------
                                                             26,275    29,655     53,320     65,295
                                                            --------  --------  ---------  ---------
 COST AND EXPENSES:
    Gas marketing and pipeline cost. . . . . . . . . . . .   18,847    22,207     37,959     50,257
    Field operating expenses . . . . . . . . . . . . . . .    2,036     1,916      4,022      4,068
    General and administrative . . . . . . . . . . . . . .    2,871     2,666      5,332      5,085
    Taxes, other than income . . . . . . . . . . . . . . .      347       313        676        533
    Depletion and depreciation, oil and gas related. . . .    2,377     2,028      4,413      4,074
    Depreciation of pipelines and equipment. . . . . . . .      727       812      1,465      1,612
    Exploration and impairment . . . . . . . . . . . . . .    1,737       726      2,938      2,811
                                                            --------  --------  ---------  ---------
                                                             28,942    30,668     56,805     68,440
                                                            --------  --------  ---------  ---------
    Loss from operations . . . . . . . . . . . . . . . . .   (2,667)   (1,013)    (3,485)    (3,145)
                                                            --------  --------  ---------  ---------
 OTHER (INCOME) EXPENSE
    Interest . . . . . . . . . . . . . . . . . . . . . . .    6,177     5,017     11,515     10,052
    Gain on sale of assets . . . . . . . . . . . . . . . .       (4)     (369)        (5)    (1,096)
    Other. . . . . . . . . . . . . . . . . . . . . . . . .     (394)     (527)      (604)      (794)
                                                            --------  --------  ---------  ---------
 Loss from continuing operations before income taxes
    and minority interest. . . . . . . . . . . . . . . . .   (8,446)   (5,134)   (14,391)   (11,307)
 Benefit from income taxes . . . . . . . . . . . . . . . .   (2,642)   (1,819)    (4,249)    (3,389)
                                                            --------  --------  ---------  ---------
 Loss from continuing operations before minority interest.   (5,804)   (3,315)   (10,142)    (7,918)
 Minority interest . . . . . . . . . . . . . . . . . . . .        -         -          -          7
                                                            --------  --------  ---------  ---------
 Loss from continuing operations . . . . . . . . . . . . .   (5,804)   (3,315)   (10,142)    (7,925)
 Disposal of utility operations:
    Income from utility operations, net of income tax
       provision of $2,228, $4,243, $2,268 and $2,063. . .    4,414     6,663      4,447      3,443
                                                            --------  --------  ---------  ---------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .  $(1,390)  $ 3,348   $ (5,695)  $ (4,482)
                                                            ========  ========  =========  =========

 Basic and diluted earnings per common share:
    Loss from continuing operations. . . . . . . . . . . .  $ (8.72)  $ (5.03)  $ (15.22)  $ (12.01)
    Income from disposed utility operations. . . . . . . .     6.63     10.11       6.67       5.22
                                                            --------  --------  ---------  ---------
    Net income (loss). . . . . . . . . . . . . . . . . . .  $ (2.09)  $  5.08   $  (8.55)  $  (6.79)
                                                            ========  ========  =========  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                                FOR THE SIX MONTHS ENDED
                                                                                          DECEMBER
                                                                                      1999       1998
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .  $(10,142)  $ (7,925)
    Adjustment to reconcile net loss to net cash used by operating activities
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      7
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . . .     6,277      6,086
       Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        (5)    (1,096)
       Exploration and impairment. . . . . . . . . . . . . . . . . . . . . . . . .     1,969      2,553
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,058)      (614)
                                                                                    ---------  ---------
                                                                                      (4,959)      (989)
    Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,873        116
    Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12)         2
    Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       643      4,186
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,692)    (9,855)
    Funds held for future distributions. . . . . . . . . . . . . . . . . . . . . .        78       (838)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (81)    (4,969)
                                                                                    ---------  ---------
       Net cash used by operating activities from continuing operations. . . . . .    (6,150)   (12,347)
       Net cash used by operating activities from disposed operations. . . . . . .   (22,222)   (15,419)
                                                                                    ---------  ---------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . . .   (28,372)   (27,766)
                                                                                    ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . . .    (7,178)   (14,242)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .        38      1,540
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . . .      (273)      (133)
                                                                                    ---------  ---------
       Net cash provided (used) by investing activities from continuing operations    (7,413)   (12,835)
       Net cash used by investing activities from disposed operations. . . . . . .   (18,585)    (6,123)
                                                                                    ---------  ---------
       Net cash used by investing activities . . . . . . . . . . . . . . . . . . .   (25,998)   (18,958)
                                                                                    ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                2,500
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . . .    (4,029)      (184)
    Purchase of treasury stock and other financing activities. . . . . . . . . . .      (211)      (465)
    Prepayment of future gas delivery. . . . . . . . . . . . . . . . . . . . . . .     10,000
    Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (642)
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities from continuing operations     5,760      1,209
       Net cash provided by financing activities from disposed operations. . . . .    49,817     29,403
                                                                                    ---------  ---------
       Net cash provided by financing activities . . . . . . . . . . . . . . . . .    55,577     30,612
                                                                                    ---------  ---------
       Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .     1,207    (16,112)
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .    13,101     20,485
                                                                                    ---------  ---------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .  $ 14,308   $  4,373
                                                                                    =========  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, New Zealand and Australia.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 1999, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the period ended December 31, l999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation. In addition, due to the sale of the utility operations, see Note 4, amounts in the financial statements and related notes for all periods presented have been reclassified.


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

4.     Disposal  of  Utility  Operations

On December 20, 1999, the Company agreed to sell its utility operations, Mountaineer Gas Company and its Subsidiaries ("Mountaineer"), to Allegheny Energy, Inc. ("Allegheny") pursuant to a stock purchase agreement for $323 million, which includes the assumption of approximately $100 million of long term debt and is subject to certain adjustments, resulting in net proceeds of $223 million prior to other adjustments. The transaction is conditioned upon the prior receipt of regulatory approval, including the approval of the Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935, the West Virginia Public Service Commission and the Federal Trade Commission. The Company has also entered into a gas sale and purchase agreement with Allegheny whereby it will begin the delivery of natural gas beginning on or after July 1, 2001. The Company has received a $10 million prepayment pursuant to the agreement, which is recorded as long term deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.



The utility operations have historically been reported as a separate segment. As a result of the sale, its disposition is considered, for accounting purposes, to be a discontinued operation. Accordingly, amounts in the financial statements and related notes for all periods presented have been restated. Summarized financial statements for the utility operations is as follows, in thousands:


                                       December 31, 1999   June 30, 1999
 ASSETS
    Cash and cash equivalents . . . .  $            1,495  $          457
    Accounts receivable . . . . . . .              34,439          22,117
    Prepaid and other current assets.              33,002          24,682
                                       ------------------  --------------
       Total current assets . . . . .              68,936          47,256
    Property, plant and equipment . .             168,747         156,873
    Deferred utility charges. . . . .              17,558          18,785
    Other . . . . . . . . . . . . . .               2,719           2,674
                                       ------------------  --------------
 TOTAL. . . . . . . . . . . . . . . .  $          257,960  $      225,588
                                       ==================  ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable. . . . . . . . .  $           10,785  $       24,575
    Short term borrowings . . . . . .              26,827          16,799
    Other current liabilities . . . .              19,566          18,596
                                       ------------------  --------------
       Total current liabilities. . .              57,178          59,970
    Long-term debt. . . . . . . . . .             100,124          60,135
    Deferred income tax liability . .              22,426          22,991
    Other long-term obligation. . . .              11,122          10,819
                                       ------------------  --------------
       Total liabilities. . . . . . .             190,850         153,915
       Total Stockholders' equity . .              67,110          71,673
                                       ------------------  --------------
 TOTAL. . . . . . . . . . . . . . . .  $          257,960  $      225,588
                                       ==================  ==============


                                               For the Three       For the Six
                                               Months Ended        Months Ended
                                               December 31         December 31
                                             -----------------   -----------------
                                                1999      1998     1999      1998
 REVENUES:
    Utility gas sales and transportation. .  $53,927   $53,171  $70,833   $67,034
    Other revenue . . . . . . . . . . . . .    1,885     3,603    5,469     7,001
                                             --------  -------  --------  --------
                                              55,812    56,774   76,302    74,035
                                             --------  -------  --------  --------
 COST AND EXPENSES:
    Utility gas purchased . . . . . . . . .   28,936    25,323   33,387    32,741
    Utility operations and maintenance. . .    5,328     4,995   10,912    10,579
    General and administrative. . . . . . .    3,838     3,666    6,542     6,358
    Depreciation of pipelines and equipment    3,771     3,345    5,159     4,622
    Other . . . . . . . . . . . . . . . . .    5,139     6,636    9,713    10,922
                                             --------  -------  --------  --------
                                              47,012    43,965   65,713    65,222
                                             --------  -------  --------  --------
    Income from operations. . . . . . . . .    8,800    12,809   10,589     8,813
                                             --------  -------  --------  --------
 OTHER (INCOME) EXPENSE
    Interest. . . . . . . . . . . . . . . .    2,227     1,789    3,992     3,358
    Other . . . . . . . . . . . . . . . . .      (69)      114     (118)      (51)
                                             --------  -------  --------  --------
    Income before income taxes. . . . . . .    6,642    10,906    6,715     5,506
 Provision for income taxes . . . . . . . .    2,228     4,243    2,268     2,063
                                             --------  -------  --------  --------
 NET INCOME . . . . . . . . . . . . . . . .  $ 4,414   $ 6,663  $ 4,447   $ 3,443
                                             ========  =======  ========  ========


                                                                              For the Six Months Ended
                                                                                       December
                                                                              ------------------------
                                                                                   1999       1998
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,447   $  3,443
    Adjustment to reconcile earnings to net cash used by operating activities
       Depletion, depreciation and amortization . . . . . . . . . . . . . . .     5,159      4,622
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,221)   (10,082)
    Changes in assets and liabilities:
    Current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (11,957)    (7,414)
    Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,972)    (6,259)
                                                                               ---------  ---------
       Net cash used by operating activities. . . . . . . . . . . . . . . . .   (21,544)   (15,690)
                                                                               ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . . . . . . . . . . .   (18,585)    (6,123)
                                                                               ---------  ---------
       Net cash used by investing activities. . . . . . . . . . . . . . . . .   (18,585)    (6,123)
                                                                               ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . .    40,000
    Net short term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    10,028     29,403
    Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . .      (211)
    Dividends to parent company . . . . . . . . . . . . . . . . . . . . . . .    (8,650)    (7,500)
                                                                               ---------  ---------
       Net cash provided by financing activities. . . . . . . . . . . . . . .    41,167     21,903
                                                                               ---------  ---------
       Net increase in cash and cash equivalents. . . . . . . . . . . . . . .     1,038         90
       Cash and cash equivalents, beginning of period . . . . . . . . . . . .       457      1,062
                                                                               ---------  ---------
 Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .  $  1,495   $  1,152
                                                                               =========  =========

Mountaineer's various debt agreements contain certain restrictions and conditions, including the restriction in the payment of dividends to the Company. As of December 31, 1999, approximately $2.2 million was available for the declaration of dividends. Mountaineer's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For  the  Quarter  Ending:
  March 31, 2000. . . . . .  $      4
  June 30, 2000 . . . . . .         4
  September 30, 2000. . . .         4
  December 31, 2000 . . . .         3
                             --------
  Total current . . . . . .        15

  March 31, 2001. . . . . .         4
  June 30, 2001 . . . . . .         4
For the Fiscal Year Ending:
  June 30, 2002 . . . . . .     3,348
  June 30, 2003 . . . . . .     3,348
  June 30, 2004 . . . . . .     3,348
  June 30, 2005 . . . . . .     3,348
  Thereafter. . . . . . . .    86,724
                             --------
     Total. . . . . . . . .  $100,139
                             ========

5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows:


                                                                          Per-Share
                                                       Loss        Shares   Amount
                                                   -------------  -------  --------
Three months ended December 31, 1999
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $ (5,804,000)  665,683  $ (8.72)
Six months ended December 31, 1999
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $(10,142,000)  666,407  $(15.22)
Three months ended December 31, 1998
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $ (3,315,000)  659,105   $(5.03)
Six months ended December 31, 1998
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $ (7,925,000)  659,860  $(12.01)

The effect of outstanding stock options during the current period was not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no stock options exercisable during the prior period.

6. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in fiscal 1999. The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploratory costs ("EBITDAX") to evaluate the operations of each segment.

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                             Exploration   Marketing
                                                 and          and
                                             Production    Pipeline    Other     Consolidated
                                             ------------  ----------  --------  -------------
For the six months ended December 31, 1999
 Sales to unaffiliated customers. . . . . .  $    14,480   $  38,840              $    53,320
 Intersegment revenues. . . . . . . . . . .                                                 -
 Depreciation, depletion, amortization. . .        5,183         516       179          5,878
 Exploratory costs. . . . . . . . . . . . .        2,938                                2,938
 Operating profit (loss). . . . . . . . . .         (929)       (445)   (2,111)        (3,485)
 Interest expense . . . . . . . . . . . . .           26           2    11,487         11,515
 EBITDAX. . . . . . . . . . . . . . . . . .        7,527        (106)   (1,480)         5,941
 Total assets . . . . . . . . . . . . . . .      124,327      59,193    29,836        213,356
 Capital expenditures . . . . . . . . . . .        7,057          92        29          7,178
-------------------------------------------  ------------  ----------  --------  -------------
For the six months ended December 31, 1998
-------------------------------------------
 Sales to unaffiliated customers. . . . . .       13,085      44,825       191         58,101
 Intersegment revenues. . . . . . . . . . .                    7,194                    7,194
 Depreciation, depletion, amortization. . .        4,959         556       171          5,686
 Exploratory costs. . . . . . . . . . . . .        2,811                                2,811
 Operating profit (loss). . . . . . . . . .       (1,437)        250    (1,958)        (3,145)
 Interest expense . . . . . . . . . . . . .           60           1     9,991         10,052
 EBITDAX. . . . . . . . . . . . . . . . . .        8,166         665    (1,595)         7,236
 Total assets . . . . . . . . . . . . . . .       88,369      62,539    53,731        204,639
 Capital expenditures . . . . . . . . . . .       11,346         315     2,581         14,242
-------------------------------------------  ------------  ----------  --------  -------------

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $3.1 and $2.9 million, as of December 31, 1999 and 1998, respectively.

7.     Debt

A rollforward of the debt from June 30, 1999 to December 31, 1999, is as follows (in thousands):


                                   Current
                                 Portion Long    Long Term     Total Long
                                   Term Debt       Debt        Term Debt
                                 --------------  -----------  -----------
 Balance at June 30, 1999 . . .  $       6,618   $  219,886   $   226,504
   Long term debt payment . . .         (4,029)                   (4,029)
   Reclassify long term debt to
      current portion . . . . .            255         (255)
                                 --------------  -----------
 Balance at December 31, 1999 .  $       2,844   $  219,631   $   222,475
                                 ==============  ===========  ===========

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands)


For  the  Quarter  Ending:
  March 31, 2000. . . . . .  $    906
  June 30, 2000 . . . . . .       902
  September 30, 2000. . . .       893
  December 31, 2000 . . . .       143
                             --------
  Total current . . . . . .     2,844

  March 31, 2001. . . . . .        28
  June 30, 2001 . . . . . .        28
For the Fiscal Year Ending:
  June 30, 2002 . . . . . .    19,113
  June 30, 2003 . . . . . .       113
  June 30, 2004 . . . . . .       113
  June 30, 2005 . . . . . .       113
  Thereafter. . . . . . . .   200,123
                             --------
     Total. . . . . . . . .  $222,475
                             ========

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


8.     Contingencies

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

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         -------     --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-Q, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

DISPOSAL  OF  UTILITY  OPERATIONS
---------------------------------

     On December 20, 1999, the Company entered into a stock purchase and sale agreement, a copy of which was filed on the Company's form 8-K filed January 10, 2000, with Allegheny Energy, Inc., wherein the Company agreed to sell all of the stock its wholly owned utility, Mountaineer Gas Company and Subsidiaries for $323 million, which includes the assumption of approximately $100 million of debt, ($223 million net to the Company). The sale is subject to regulatory approval by the Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935, the West Virginia Public Service Commission and the Federal Trade Commission. Subject to the noted approvals being received, the Company expects that the transaction will close in the fourth quarter of the current fiscal year. At this time, the Company expects to realize an after-tax gain of approximately $100 million on this transaction and to net approximately $175 million in cash proceeds from this sale.

     The financial statements have been reclassified to exclude the operating results of this segment from continuing operations, effective December 31, 1999, and for accounting purposes classify such results as discontinued operations (see Note 4). The following discussion, unless otherwise noted, relates only to the Company's continuing operations.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
AND  1998
---------

The Company recorded a net loss from continuing operations of $5.8 million for the three months ended December 31, 1999 compared to a net loss from continuing operations of $3.3 million for the same period in 1998. The decrease in income of $2.5 million is attributed to the net of a $3.4 million decrease in revenue, a $1.7 million decrease in operating expenses, a $0.5 million decrease in other non-operating income, a $1.2 million increase in interest expense and a $0.8 million increase in income tax benefits.

REVENUES.  Total  revenues  decreased $3.4 million or 11.4% between the periods.
--------
The decrease was due to a 17.0% decrease in gas marketing and pipeline sales, which was offset by an 11.5% increase in oil and gas sales. Well and service operating revenue and other operating revenue remained relatively constant between the periods.

     Revenues from gas marketing and pipeline sales decreased $4.0 million from $23.2 million during the period ended December 31, 1998 to $19.2 million during the period ended December 31, 1999. The decrease in revenue is primarily attributable to a 27% decline in marketed gas volumes from 9.3 million Mmbtu to
6.8 million Mmbtu, partially offset by a 13% increase in the average sales price per Mmbtu from $2.44 for the quarter ended December 31, 1998 to $2.75 for the quarter ended December 31, 1999. The decline in volumes for the quarter ended December 31, 1999 was partially attributable to the expiration of contracts, which accounted for $4.2 million in sales and 2.0 Bcfe. Also contributing to the decreased revenue is the reduction of trading activity volumes as a result of the marketing focus change. At the end of the last fiscal year, it was decided that the Company would no longer enter into contracts to purchase and resell independent producers gas, as this business was becoming more competitive and less economical to maintain.

     Revenues from oil and gas sales increased $0.5 million from $4.9 million for the period ended December 31, 1998 to $5.4 million for the period ended December 31, 1999. The increase in revenue is primarily attributable to a 166.7% increase in the average per barrel oil price from $8.09 to $21.57 and a 12.6% increase in the average per Mcf gas price from $2.25 to $2.54 between December 31, 1998 and 1999. Mcfe production volumes were comparable between periods.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $2.3
     --------------------
million or 7.5% during this period primarily as the result of a 15.10% decrease in gas marketing and pipeline costs offset by a 139.3% increase in impairment and exploratory costs. Field and lease operating expenses, general and administrative expenses, taxes other than income and depreciation, depletion and amortization costs remained relatively constant between the periods.

     The $3.4 million decrease in gas marketing and pipeline costs is primarily the result of a 30.0% decline in purchased gas volumes from 8.6 Bcfe to 6.1 Bcfe from December 31, 1998 to December 31, 1999. Partially offsetting this decline in costs was a 12.7% increase in the average price paid for gas purchased, from $2.44 per Mmbtu to $2.75 per Mmbtu between periods.

Impairment and exploratory expenses increased $1.0 million primarily due to seismic activity and dry holes in New Zealand.

INTEREST  EXPENSE.  Interest  expense increased $1.2 million between the periods
-----------------
due to the net addition to long-term debt, including the current portion, of $18.1 million, when comparing December 31, 1999 to December 31, 1998.

     BENEFIT  FOR  INCOME  TAXES.  The  benefit  for income taxes increased $0.8
     ---------------------------
million  primarily  because  of  the  increased  pre-tax  loss.

DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income  from  the  utility  operations
---------------------------------
decreased between the periods $2.2 million or 33.8%. The decrease was primarily the result of increased utility gas purchased and interest expense. The utility gas purchased costs increased $3.6 million primarily due to a gas supply agreement, effective November 1, 1998, in which the demand costs associated with transmission services are included in a fixed price per Dth delivered to Mountaineer's city gate rather than the previous fixed monthly charge. Interest expense increased $0.4 million due primarily to the additional debt issued November 1, 1999 of $10 million at 7.83% interest and $30 million at 8.09% interest.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
AND  1998
---------

The Company recorded a net loss from continuing operations of $10.1 million for the six months ended December 31, 1999 compared to a net loss from continuing operations of $7.9 million for the same period in 1998. The decrease in income of $2.2 million is attributed to the net of a $12.0 million decrease in revenue, an $11.6 million decrease in operating expenses, a $1.3 million decrease in other non-operating income, a $1.5 million increase in interest expense and a $0.9 million increase in income tax benefits.

REVENUES.  Total  revenues decreased $12.0 million or 18.3% between the periods.
--------
The decrease was due to a 25.3% decrease in gas marketing and pipeline sales, which was offset by a 16.3% increase in oil and gas sales. Well and service operating revenue and other operating revenue remained relatively constant between the periods.

     Revenues from gas marketing and pipeline sales decreased $13.2 million from $52.0 million during the period ended December 31, 1998 to $38.8 million during the period ended December 31, 1999. The decrease in revenue is primarily attributable to a 37% decline in marketed gas volumes from 22.1 million Mmbtu to
13.9 million Mmbtu, partially offset by an 18% increase in the average sales price per Mmbtu from $2.31 for the six months ended December 31, 1998 to $2.73 for the six months ended December 31, 1999. The decline in volumes for the period ended December 31, 1999 was partially attributable to the expiration of contracts, which accounted for $16.6 million in sales and 8.5 Bcfe. Also contributing to the decreased revenue is the reduction of trading activity volumes as a result of the marketing focus change. At the end of the last fiscal year, it was decided that the Company would no longer enter into contracts to purchase and resell independent producers gas, as this business was becoming more competitive and less economical to maintain.

     Revenues from oil and gas sales increased $1.6 million from $9.7 million for the period ended December 31, 1998 to $11.3 million for the period ended December 31, 1999. The increase in revenue is primarily attributable to a 94.9% increase in the average per barrel oil price from $9.93 to $19.35 and an 18.0% increase in the average per Mcf gas price from $2.22 to $2.62 between December 31, 1998 and 1999. Mcfe production volumes were comparable between periods.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $12.2
     --------------------
million or 17.8% during this period primarily as the result of a 24.5% decrease in gas marketing and pipeline costs. Field and lease operating expenses, general and administrative expenses, taxes other than income, depreciation, depletion and amortization and impairment and exploratory costs remained relatively constant between the periods.

     The $12.3 million decrease in gas marketing and pipeline costs is primarily the result of a 39.8% decline in purchased gas volumes from 20.6 Bcfe to 12.4 Bcfe from December 31, 1998 to December 31, 1999. Partially offsetting this decline in costs was a 17.2% increase in the average price paid for gas purchased, from $2.32 per Mmbtu to $2.72 per Mmbtu between periods.

     INTEREST  EXPENSE.  Interest  expense  increased  $1.5  million between the
     -----------------
periods due to the net addition to long-term debt, including the current portion, of $18.1 million, when comparing December 31, 1999 to December 31, 1998.

     OTHER  (INCOME) EXPENSE.  Other income decreased $1.3 million primarily due
     -----------------------
to  the  recognition  of  gains on the sale of property during the prior period.

     BENEFIT  FOR  INCOME  TAXES.  The  benefit  for income taxes increased $0.9
     ---------------------------
million  primarily  because  of  the  increased  pre-tax  loss.

DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income  from  the  utility  operations
---------------------------------
increased between the periods $1.0 million or 29.2%. The increase was primarily due to increased volumes of gas sold resulting from the acquisition of the West Virginia assets of Shenandoah Gas Company, which included approximately 3,600 additional customers. The increase in revenues was partially offset by increased utility gas purchased and interest expense. The utility gas purchased costs increased $0.6 million primarily due to increased volumes purchased. This increase was partially offset by a $2.1 million refund from Mountaineer's primary transmission service provider and a gas supply agreement, effective November 1, 1998, in which the demand costs associated with transmission services are included in a fixed price per Dth delivered to Mountaineer's city gate rather than the previous fixed monthly charge. Interest expense increased $0.6 million primarily due to the additional debt issued November 1, 1999 of $10 million at 7.83% interest and $30 million at 8.09% interest.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition improved during the current six month period, as the ratio of current assets to current liabilities (excluding "net utility assets held for sale" of $66.1 million for the current period and $70.6 million for the period ended June 30,1999) improved from 1:1 at June 30, 1999 to 1.3:1 at December 31, 1999. The Company increased its cash and cash facilities from $13.1 million at June 30, 1999 to $14.3 million at December 31, 1999.

     The Company's net cash used by operating activities decreased from $12.3 million for the six month period ended December 31, 1998 ("prior period") to $6.1 million for the six month period ended December 31, 1999 ("current period"). The primary sources of cash from continuing operations for the current period versus the prior period were net income (loss) (plus non-cash charges for one-time items, depreciation, depletion and amortization, etc.) of ($1.4) million and $1.0 million, decreases in accounts receivable of $1.9 million and $0.1 million, and gas in storage and prepaids of $0.6 million and $4.2 million, respectively. These sources were primarily offset by decreases in accounts payable of $3.7 million and $9.9 million and decreases of $3.5 million and $7.8 million in funds held and other accrued expenses for the periods, respectively.

     The Company incurred a net cash outflow of $7.4 million from investing activities for the current period versus a cash outflow of $12.8 million in the prior period. Capital expenditure activities of $7.2 million and $14.2 million, respectively, were related primarily to oil and gas drilling activities. Investing activities cash used in the prior period was offset by $1.5 million of cash received from miscellaneous asset sales.

     The Company s financing activities in the current period resulted in the Company's revolving credit facility being reduced by $4 million. This debt reduction will not be available to draw upon in future periods under the Company's amended and restated credit facility. In addition, during the current period the Company purchased $0.2 million in treasury stock. The net cash inflow of $5.8 million for the current period resulted from the receipt of $10 million in the form of a prepayment under a gas sale agreement (See Note 4). The primary sources of cash from financing activities in the prior period were net borrowings of $2.5 million offset by treasury stock purchases of $0.5 million and dividend payments of $0.6 million.

     At December 31, 1999, the Company's principal sources of liquidity consisted of $14.3 million of cash, and approximately $2.0 million of available credit facilities. The Company has a $19.0 million revolving line of credit agreement that will be subject to a borrowing base redetermination by the lenders on June 30, 2000 and which expires in March 2003. Under this credit facility, $21.3 million was outstanding at December 31, 1999, which will be reduced by September 30, 2000 to $19.0 million, the amount of the borrowing base. The Company is highly leveraged with a debt to equity ratio of 25 to 1 at December 31, 1999. On October 12, 1999, Moody's Investor Service downgraded the credit rating of the Company's Senior Subordinated Notes to Caa1 and Standard and Poor's lowered its credit rating on these notes to single 'B' minus. In the event that the sale of Mountaineer and Subsidiaries receives regulatory approval and the transaction closes as discussed herein, the debt to equity ratio of the Company will improve to an estimated 1.8 to 1.

     Pursuant to the terms of the Company's $200 million Senior Subordinated Notes (the "Notes"), the Company has the option within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer to apply such proceeds (a) to reduce debt senior to or pari passu with the Notes, provided that in connection with the reduction of pari passu debt a pro rata portion of the Notes is redeemed; (b) to acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business");
(c) to make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; to purchase long term assets that are used or useful in the Energy Business; or (e) to repurchase the Notes. If the Company does not apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase.

It is the intention of the Company to seek to reinvest such proceeds into Energy Business assets. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. In addition to the Company's exploration and development drilling activities associated with this reinvestment program, the Company will seek to satisfy the reinvestment requirement by engaging in acquisitions of utility assets or oil and natural gas reserves and properties. There can be no assurance that the Company will be able to acquire exploration or development drilling opportunities or to identify acquisition candidates in the required 360 day time period. Further, there can be no assurance that the drilling activities associated with the reinvestment program will achieve commercial success or that any future acquisitions made by the Company will achieve desired profitability objectives. In addition to cash and available credit facilities, the Company may from time to time seek to raise additional capital in the debt and capital markets. The availability and attractiveness of such sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices, weather patterns, credit agency rating reports and other market conditions. The Company's liquidity is directly affected by such factors. Other than the reinvestment program described above, the timing of the Company's capital expenditures is mostly discretionary with no material capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust its level of such expenditures as circumstances warrant. Although the Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above, management believes that cash generated from operations, proceeds from the sale of Mountaineer, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

The Company believes that its existing capital resources, its mitigating management efforts, and its expected fiscal year 2000 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Senior Subordinated Debt and its Revolving Credit Facility. However, since the expected fiscal year 2000 results of operations and cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, maintaining current levels of oil and gas commodity sales prices and future exploration and development drilling success, the Company can give no assurance that such expectations will be realized or that debt service or debt covenant violations will not occur. In such instances, the Company may elect to increase debt levels, restructure debt agreements (including debt agreements with additional lenders), sell core and non-core assets, defer discretionary capital expenditures, curtail certain domestic and international oil and gas programs or take other actions necessary to mitigate liquidity short-falls and debt agreement violations or acquire new or additional capital resources, although no assurances can be given that such actions will be successful.


     YEAR  2000  COMPLIANCE.  The  Company  has not experienced significant year
     ----------------------
2000 issues as steps were taken to ensure its systems were compliant. These steps include the purchase and implementation of an integrated application software package, which together with the associated hardware and external consulting resources has cost, to date, approximately $6.8 million. In addition, the Company completed modification of existing operating and application systems that were not Year 2000 compliant. The costs associated with the modification of existing information systems consisted primarily of personnel expense for staff dedicated to the effort. The Company's policy is to expense these costs as incurred. The Company also has invested in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, such as the implementation of the integrated software application discussed above, the Company is capitalizing and depreciating such costs over their estimated useful life. In addition, the Company has not experienced any problems due to its significant suppliers, vendors or customers experiencing Year 2000 issues.

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

None


ITEM  5.  OTHER  INFORMATION

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     27     Financial  Data  Schedule

(b) Reports on Form 8-K. The Company filed a report on Form 8-K, Item 5, dated January 10, 2000, reporting the arrangement to enter into a stock purchase agreement to sell its utility operations, Mountaineer Gas Company, to Allegheny Energy, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of February, 2000.



                                                ENERGY  CORPORATION  OF  AMERICA




                                                By:     /s/John  Mork
                                                   ------------------
                                                   John  Mork
                                                   Chief  Executive  Officer
                                                   and  Director




                                                By:    /s/Michael  S.  Fletcher
                                                   ----------------------------
                                                   Michael  S.  Fletcher
                                                   Chief  Financial  Officer
                                                   and Treasurer

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

27              Financial  Data  Schedule