Form 10-Q
period 2000-03-31
ENERGY CORP OF AMERICA
filed 2000-05-15
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                       March 31, 2000 was 646,087 shares.


ENERGY  CORPORATION  OF  AMERICA

                                TABLE OF CONTENTS

PAGES
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   March 31, 2000 (unaudited) and June 30, 1999 . . . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three and nine months ended March 31, 2000 and 1999. . . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the nine months ended March 31, 2000 and 1999. . . . . . . . . .   6

Notes to Unaudited Condensed Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .  14


PART II  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  21

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  21

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  21

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  21

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  21

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  21

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
-----------------------------------------

                                                             MARCH 31    JUNE 30
                                                               2000       1999
                                                           (UNAUDITED)     *
ASSETS
 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . .  $   4,306  $ 13,101
    Accounts receivable, net of allowance for doubtful
       accounts of $429 . . . . . . . . . . . . . . . . . .     14,637    14,920
    Net utility assets held for sale. . . . . . . . . . . .     68,638    70,139
    Gas in storage, at average cost . . . . . . . . . . . .        282       357
    Income tax receivable . . . . . . . . . . . . . . . . .      2,801     3,580
    Prepaid and other current assets. . . . . . . . . . . .      7,783     1,338
                                                             ---------  --------
       Total current assets . . . . . . . . . . . . . . . .     98,447   103,435
                                                             ---------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $89,894 and $82,158 . . .    163,260   158,442
                                                             ---------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,246 and $1,647. . . . . . . . . .      5,410     6,009
    Notes receivable, less allowance for doubtful accounts
       of $440. . . . . . . . . . . . . . . . . . . . . . .      3,068     3,384
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     14,721    14,807
                                                             ---------  --------
       Total other assets . . . . . . . . . . . . . . . . .     23,199    24,200
                                                             ---------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 284,906  $286,077
                                                             =========  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
-----------------------------------------

                                                               MARCH 31    JUNE 30
                                                                 2000       1999
                                                              (UNAUDITED)    *
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $  16,649   $ 15,474
    Short-term borrowings. . . . . . . . . . . . . . . . . .      2,000          -
    Current portion of long-term debt. . . . . . . . . . . .      1,954      6,618
    Funds held for future distribution . . . . . . . . . . .      4,941      5,378
    Accrued taxes, other than income . . . . . . . . . . . .      4,570      4,497
                                                              ----------  ---------
       Total current liabilities . . . . . . . . . . . . . .     30,114     31,967

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .    217,853    219,886
    Gas delivery obligation and deferred trust revenue . . .     22,179     13,839
    Deferred income tax liability. . . . . . . . . . . . . .      2,527      4,877
    Other long-term obligation . . . . . . . . . . . . . . .        995      1,031
                                                              ----------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .    273,668    271,600
                                                              ----------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 721,000 shares issued . . . . . . . . . .        721        721
    Class A stock, no par value; 100,000 shares authorized;
       26,000 shares issued. . . . . . . . . . . . . . . . .      2,940      2,940
    Additional paid in capital . . . . . . . . . . . . . . .      4,656      4,656
    Retained earnings. . . . . . . . . . . . . . . . . . . .     10,457     13,598
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .     (7,493)    (7,261)
    Accumulated comprehensive income (loss). . . . . . . . .        (43)      (177)
                                                              ----------  ---------
       Total Stockholders' equity. . . . . . . . . . . . . .     11,238     14,477
                                                              ----------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 284,906   $286,077
                                                              ==========  =========

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


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
------------------------------------------------------------------

                                                              FOR  THE  THREE        FOR  THE  NINE
                                                               MONTHS  ENDED         MONTHS  ENDED
                                                                  MARCH 31              MARCH 31

                                                               2000      1999       2000       1999
 REVENUES:
    Gas marketing and pipeline sales . . . . . . . . . . .  $15,894   $18,922   $ 54,734   $ 70,941
    Oil and gas sales. . . . . . . . . . . . . . . . . . .    5,932     3,993     17,223     13,703
    Well operations and service revenues . . . . . . . . .    1,398     1,546      4,587      4,921
    Other revenue. . . . . . . . . . . . . . . . . . . . .        -         -          -        191
                                                            --------  --------  ---------  ---------
                                                             23,224    24,461     76,544     89,756
                                                            --------  --------  ---------  ---------
 COST AND EXPENSES:
    Gas marketing and pipeline cost. . . . . . . . . . . .   15,504    17,761     53,463     68,018
    Field operating expenses . . . . . . . . . . . . . . .    2,032     1,980      6,054      6,048
    General and administrative . . . . . . . . . . . . . .    3,096     2,676      8,428      7,761
    Taxes, other than income . . . . . . . . . . . . . . .      324       303      1,000        836
    Depletion and depreciation, oil and gas related. . . .    2,174     1,946      6,587      6,020
    Depreciation of pipelines and equipment. . . . . . . .      706       804      2,171      2,416
    Exploration and impairment . . . . . . . . . . . . . .      532     2,293      3,469      5,104
                                                            --------  --------  ---------  ---------
                                                             24,368    27,763     81,172     96,203
                                                            --------  --------  ---------  ---------
    Loss from operations . . . . . . . . . . . . . . . . .   (1,144)   (3,302)    (4,628)    (6,447)
                                                            --------  --------  ---------  ---------
 OTHER (INCOME) EXPENSE
    Interest . . . . . . . . . . . . . . . . . . . . . . .    5,441     5,044     16,956     15,097
    Loss (gain) on sale of assets. . . . . . . . . . . . .      (68)       17        (73)    (1,080)
    Other. . . . . . . . . . . . . . . . . . . . . . . . .      (27)      (49)      (630)      (844)
                                                            --------  --------  ---------  ---------
 Loss from continuing operations before income
    taxes and minority interest. . . . . . . . . . . . . .   (6,490)   (8,314)   (20,881)   (19,620)
 Benefit from income taxes . . . . . . . . . . . . . . . .   (2,143)   (2,861)    (6,392)    (6,249)
                                                            --------  --------  ---------  ---------
 Loss from continuing operations before minority interest.   (4,347)   (5,453)   (14,489)   (13,371)
 Minority interest . . . . . . . . . . . . . . . . . . . .        -         -          -          7
                                                            --------  --------  ---------  ---------
 Loss from continuing operations . . . . . . . . . . . . .   (4,347)   (5,453)   (14,489)   (13,378)
 Disposal of utility operations:
    Income from utility operations, net of income tax
      provision of $3,598, $6,255, $5,866 and $8,318 . . .    6,901     9,740     11,348     13,183
                                                            --------  --------  ---------  ---------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .  $ 2,554   $ 4,287   $ (3,141)  $   (195)
                                                            ========  ========  =========  =========

 Basic and diluted earnings per common share:
    Loss from continuing operations. . . . . . . . . . . .  $ (6.54)  $ (7.98)  $ (21.75)  $ (19.90)
    Income from disposed utility operations. . . . . . . .    10.39     14.25      17.04      19.61
                                                            --------  --------  ---------  ---------
    Net income (loss). . . . . . . . . . . . . . . . . . .  $  3.85   $  6.27   $  (4.71)  $  (0.29)
                                                            ========  ========  =========  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
---------------------------------------

                                                                               FOR THE NINE MONTHS ENDED
                                                                                         MARCH
                                                                                     2000        1999
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .  $(14,489)  $(13,378)
    Adjustment to reconcile net loss to net cash used by operating activities
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          7
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . . .     9,357      9,036
       Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       (73)    (1,080)
       Exploration and impairment. . . . . . . . . . . . . . . . . . . . . . . . .     2,291      4,714
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,862)    (1,072)
                                                                                    ---------  ---------
                                                                                      (6,776)    (1,773)
    Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       283        927
    Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75        285
    Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       555      3,980
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,248     (6,619)
    Funds held for future distributions. . . . . . . . . . . . . . . . . . . . . .      (437)      (870)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,532)   (11,059)
                                                                                    ---------  ---------
       Net cash used by operating activities from continuing operations. . . . . .    (7,584)   (15,129)
       Net cash provided by operating activities from disposed operations. . . . .     7,105     11,160
                                                                                    ---------  ---------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . . .      (479)    (3,969)
                                                                                    ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . . .   (15,790)   (19,735)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .       346      3,126
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . . .       (27)       107
                                                                                    ---------  ---------
       Net cash used by investing activities from continuing operations. . . . . .   (15,471)   (16,502)
       Net cash used by investing activities from disposed operations. . . . . . .   (20,901)    (7,904)
                                                                                    ---------  ---------
       Net cash used by investing activities . . . . . . . . . . . . . . . . . . .   (36,372)   (24,406)
                                                                                    ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     7,250      2,500
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . . .   (13,947)    (2,939)
    Proceeds from short-term borrowing . . . . . . . . . . . . . . . . . . . . . .     2,000          -
    Purchase of treasury stock and other financing activities. . . . . . . . . . .      (233)      (729)
    Prepayment of future gas delivery. . . . . . . . . . . . . . . . . . . . . . .    10,000          -
    Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (967)
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities from continuing operations     5,070     (2,135)
       Net cash provided by financing activities from disposed operations. . . . .    22,986     11,784
                                                                                    ---------  ---------
       Net cash provided by financing activities . . . . . . . . . . . . . . . . .    28,056      9,649
                                                                                    ---------  ---------
       Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .    (8,795)   (18,726)
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .    13,101     20,485
                                                                                    ---------  ---------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .  $  4,306   $  1,759
                                                                                    =========  =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods, included herein, have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.     Disposal  of  Utility  Operations

On December 20, 1999, the Company agreed to sell its utility operations, Mountaineer Gas Company and its Subsidiaries ("Mountaineer"), to Allegheny Energy, Inc. ("Allegheny") pursuant to a stock purchase agreement for $323 million, which includes the assumption of approximately $100 million of long term debt and is subject to certain adjustments, resulting in net proceeds of $223 million prior to other adjustments. The transaction is conditioned upon the prior receipt of regulatory approval, including the approval of the Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935, the West Virginia Public Service Commission ("WVPSC") and the Federal Trade Commission ("FTC"). The waiting period under FTC guidelines has expired and the WVPSC issued an order on May 11, 2000 authorizing the transaction with limited conditions. Subject to the remaining approvals being received, the Company expects that the transaction will close in the first quarter of the next fiscal year.

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

The utility operations have historically been reported as a separate segment. As a result of the sale, its disposition is considered, for accounting purposes, to be a discontinued operation. Accordingly, amounts in the financial statements and related notes for all periods presented have been restated. Summarized financial statements for the utility operations are as follows, in thousands:


                                       March 31, 2000   June 30, 1999
 ASSETS
    Cash and cash equivalents . . . .  $         3,808  $          457
    Accounts receivable . . . . . . .           41,011          22,117
    Prepaid and other current assets.           13,533          24,682
                                       ---------------  --------------
       Total current assets . . . . .           58,352          47,256
    Property, plant and equipment . .          166,068         156,873
    Deferred utility charges. . . . .           16,619          18,785
    Other . . . . . . . . . . . . . .            2,663           2,674
                                       ---------------  --------------
 TOTAL. . . . . . . . . . . . . . . .  $       243,702  $      225,588
                                       ===============  ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable. . . . . . . . .  $        12,285  $       24,575
    Short term borrowings . . . . . .                -          16,799
    Other current liabilities . . . .           30,970          18,596
                                       ---------------  --------------
       Total current liabilities. . .           43,255          59,970
    Long-term debt. . . . . . . . . .          100,120          60,135
    Deferred income tax liability . .           22,635          22,991
    Other long-term obligation. . . .           10,862          10,819
                                       ---------------  --------------
       Total liabilities. . . . . . .          176,872         153,915
       Total Stockholders' equity . .           66,830          71,673
                                       ---------------  --------------
 TOTAL. . . . . . . . . . . . . . . .  $       243,702  $      225,588
                                       ===============  ==============


                                                  For the               For the
                                            Three Months Ended     Nine Months Ended
                                                 March 31             March 31
                                             -----------------     -----------------
                                               2000     1999       2000     1999
 REVENUES:
    Utility gas sales and transportation. .  $74,279   $70,640  $145,112   $137,674
    Other revenue . . . . . . . . . . . . .    2,124     3,115     7,593     10,116
                                             --------  -------  ---------  ---------
                                              76,403    73,755   152,705    147,790
                                             --------  -------  ---------  ---------
 COST AND EXPENSES:
    Utility gas purchased . . . . . . . . .   40,547    33,421    73,934     66,162
    Utility operations and maintenance. . .    6,106     5,853    17,018     16,431
    General and administrative. . . . . . .    5,409     4,533    11,950     10,891
    Depreciation of pipelines and equipment    4,857     4,352    10,015      8,974
    Other . . . . . . . . . . . . . . . . .    6,887     7,970    16,602     18,893
                                             --------  -------  ---------  ---------
                                              63,806    56,129   129,519    121,351
                                             --------  -------  ---------  ---------
    Income from operations. . . . . . . . .   12,597    17,626    23,186     26,439
                                             --------  -------  ---------  ---------
 OTHER (INCOME) EXPENSE
    Interest. . . . . . . . . . . . . . . .    2,144     1,623     6,136      4,981
    Other . . . . . . . . . . . . . . . . .      (46)        8      (164)       (43)
                                             --------  -------  ---------  ---------
    Income before income taxes. . . . . . .   10,499    15,995    17,214     21,501
 Provision for income taxes . . . . . . . .    3,598     6,255     5,866      8,318
                                             --------  -------  ---------  ---------
 NET INCOME . . . . . . . . . . . . . . . .  $ 6,901   $ 9,740  $ 11,348   $ 13,183
                                             ========  =======  =========  =========


                                                      For the Nine Months Ended
                                                               March
                                                      -------------------------
                                                            2000       1999
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . .  $ 11,348   $ 13,183
    Adjustment to reconcile earnings to net cash
               provided by operating activities
       Depletion, depreciation and amortization . . . .    10,015      8,974
       Other, net . . . . . . . . . . . . . . . . . . .    (2,633)    (3,434)
    Changes in assets and liabilities:
    Current assets. . . . . . . . . . . . . . . . . . .    (5,215)    (7,155)
    Current liabilities . . . . . . . . . . . . . . . .    (3,599)      (453)
                                                         ---------  ---------
       Net cash provided by operating activities. . . .     9,916     11,115
                                                         ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . .   (20,901)    (7,904)
                                                         ---------  ---------
       Net cash used by investing activities. . . . . .   (20,901)    (7,904)
                                                         ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . .    40,000          -
    Short term borrowings, net of prepayments . . . . .   (16,814)    11,784
    Debt issuance costs . . . . . . . . . . . . . . . .      (200)         -
    Dividends to parent company . . . . . . . . . . . .    (8,650)   (14,500)
                                                         ---------  ---------
       Net cash provided (used) by financing activities    14,336     (2,716)
                                                         ---------  ---------
       Net increase in cash and cash equivalents. . . .     3,351        495
       Cash and cash equivalents, beginning of period .       457      1,062
                                                         ---------  ---------
 Cash and cash equivalents, end of period . . . . . . .  $  3,808   $  1,557
                                                         =========  =========

Mountaineer's various debt agreements contain certain restrictions and conditions, including restrictions in the payment of dividends to the Company. As of March 31, 2000, approximately $2.7 million was available for the declaration of dividends. Mountaineer's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For  the  Quarter  Ending:
  June 30, 2000 . . . . . .  $      4
  September 30, 2000. . . .         4
  December 31, 2000 . . . .         3
  March 31, 2001. . . . . .         4
                             --------
  Total current . . . . . .        15

  June 30, 2001 . . . . . .         4
For the Fiscal Year Ending:
  June 30, 2002 . . . . . .     3,348
  June 30, 2003 . . . . . .     3,348
  June 30, 2004 . . . . . .     3,348
  June 30, 2005 . . . . . .     3,348
  Thereafter. . . . . . . .    86,724
                             --------
     Total. . . . . . . . .  $100,135
                             ========

5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows:


                                                                         Per-Share
                                                   Loss       Shares       Amount
                                                  -----     --------     --------
Three months ended March 31, 2000
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $ (4,347,000)  664,401  $ (6.54)
Nine months ended March 31, 2000
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $(14,489,000)  666,003  $(21.75)
Three months ended March 31, 1999
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $ (5,453,000)  683,350  $ (7.98)
Nine months ended March 31, 1999
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $(13,378,000)  672,121  $(19.90)


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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                                    Exploration     Marketing
                                                        and           and
                                                    Production      Pipeline   Other   Consolidated
                                                    -----------    ---------   ------  -------------
For the nine months ended March 31, 2000
   Sales to unaffiliated customers. . . . . . . . . .  $ 21,810   $54,734             $ 76,544
   Intersegment revenues. . . . . . . . . . . . . . .         -         -                    -
   Depreciation, depletion, amortization. . . . . . .     7,716       773       269      8,758
   Exploratory costs. . . . . . . . . . . . . . . . .     3,469                          3,469
   Operating profit (loss). . . . . . . . . . . . . .      (545)     (637)   (3,446)    (4,628)
   Interest expense . . . . . . . . . . . . . . . . .        48         2    16,906     16,956
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .    11,188      (155)   (2,731)     8,302
   Total assets, net of utility assets held for sale.   130,753    59,449    26,066    216,268
   Capital expenditures . . . . . . . . . . . . . . .    15,607       131        52     15,790
-----------------------------------------------------  ---------  --------  --------  ---------
For the nine months ended March 31, 1999
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .    18,624    63,747       191     82,562
   Intersegment revenues. . . . . . . . . . . . . . .               7,194                7,194
   Depreciation, depletion, amortization. . . . . . .     7,346       831       259      8,436
   Exploratory costs. . . . . . . . . . . . . . . . .     5,104                          5,104
   Operating profit (loss). . . . . . . . . . . . . .    (3,779)      471    (3,139)    (6,447)
   Interest expense . . . . . . . . . . . . . . . . .        85         2    15,010     15,097
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .    10,564     1,163    (2,717)     9,010
   Total assets, net of utility assets held for sale.   127,366    61,480    27,092    215,938
   Capital expenditures . . . . . . . . . . . . . . .    16,722       419     2,594     19,735
-----------------------------------------------------  ---------  --------  --------  ---------

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $4.5 million and $3.9 million, as of March 31, 2000 and 1999, respectively. Net long-lived assets located in Australia as of March 31, 2000 totaled $0.5 million.

7.     Debt

A rollforward of the debt from June 30, 1999 to March 31, 2000, is as follows (in thousands):


                                 Current
                               Portion Long  Long Term  Total Long
                                Term Debt      Debt     Term Debt
                                ----------   ---------  ----------
 Balance at June 30, 1999 . . .  $  6,618   $219,886   $226,504
   Long term debt payment . . .   (13,947)              (13,947)
   Draw on revolving debt . . .     7,250                 7,250
   Reclassify long term debt to
      current portion . . . . .     2,033     (2,033)
                                 ---------  ---------  ---------
 Balance at March 31, 2000. . .  $  1,954   $217,853   $219,807
                                 =========  =========  =========

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For the Quarter Ending:
  June 30, 2000 . . . . . .  $    898
  September 30, 2000. . . .       889
  December 31, 2000 . . . .       139
  March 31, 2001. . . . . .        28
                             --------
  Total current . . . . . .     1,954

  June 30, 2001 . . . . . .        28
For the Fiscal Year Ending:
  June 30, 2002 . . . . . .    17,363
  June 30, 2003 . . . . . .       113
  June 30, 2004 . . . . . .       113
  June 30, 2005 . . . . . .       113
  Thereafter. . . . . . . .   200,123
                             --------
     Total. . . . . . . . .  $219,807
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

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, weather conditions, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks incident to the drilling and operation of oil and natural gas wells, future production and development costs, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States, Australia and New Zealand, the effect of hedging activities, and conditions in the capital markets.


DISPOSAL  OF  UTILITY  OPERATIONS
---------------------------------

     On December 20, 1999, the Company entered into a stock purchase and sale agreement, a copy of which was filed on the Company's form 8-K filed January 10, 2000, with Allegheny Energy, Inc., wherein the Company agreed to sell all of the stock its wholly owned utility, Mountaineer Gas Company ("Mountaineer") and Subsidiaries for $323 million, which includes the assumption of approximately $100 million of debt, ($223 million net to the Company). The sale is subject to regulatory approval by the Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935, the West Virginia Public Service Commission ("WVPSC") and the Federal Trade Commission ("FTC"). The waiting period under FTC guidelines has expired and the WVPSC issued an order on May 11, 2000 authorizing the transaction with limited conditions. Subject to the remaining approvals being received, the Company expects that the transaction will close in the first quarter of the next fiscal year. At this time, the Company expects to realize an after-tax gain of approximately $100 million on this transaction and to net approximately $175 million in cash proceeds from this sale. The use of these proceeds are restricted by debt covenants.

     The financial statements have been reclassified to exclude the operating results of this segment from continuing operations, effective December 31, 1999, and for accounting purposes classify such results as discontinued operations (see Note 4). The following discussion, unless otherwise noted, relates only to the Company's continuing operations.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
AND  1999
---------

     The Company recorded a net loss from continuing operations of $4.3 million for the three months ended March 31, 2000 compared to a net loss from continuing operations of $5.4 million for the same period in 1999. The increase in income of $1.1 million is attributed to the net of a $1.2 million decrease in revenue, a $3.4 million decrease in operating expenses, a $0.1 million increase in other non-operating income, a $0.4 million increase in interest expense and a $0.8 million decrease in income tax benefits.

REVENUES.  Total  revenues  decreased  $1.2 million or 5.1% between the periods.
--------
The decrease was due to a 16.0% decrease in gas marketing and pipeline sales, which was offset by a 48.6% increase in oil and gas sales.

     Revenues from gas marketing and pipeline sales decreased $3.0 million from $18.9 million during the period ended March 31, 1999 to $15.9 million during the period ended March 31, 2000. The decrease in revenue is primarily attributable to a 29% decline in marketed gas volumes from 7.9 Mmbtu to 5.6 Mmbtu, partially offset by a 19% increase in the average sales price per Mmbtu from $2.31 for the quarter ended March 31, 1999 to $2.74 for the quarter ended March 31, 2000. The decline in volumes for the quarter ended March 31, 2000 was primarily attributable to the reduction of trading activity volumes as a result of a change in the marketing focus. At the end of the last fiscal year, the Company determined that it would no longer enter into contracts to purchase and resell independent producers gas, as this business was becoming more competitive and less economical to maintain.

     Revenues from oil and gas sales increased $1.9 million from $4.0 million for the period ended March 31, 1999 to $5.9 million for the period ended March 31, 2000. The increase in revenue is primarily attributable to a 109% increase in the average per barrel oil price from $11.31 to $23.63 and a 27.5% increase in the average per Mcf gas price from $2.02 to $2.58 between March 31, 1999 and 2000. The decline rate for mature Appalachian Basin production from Devonian formations is approximately 7% per year. The Company's production volume for the three months ended March 31, 2000 was 2.1 Bcfe, an increase of 10% as compared to 1.9 Bcfe produced in the three months ended March 31, 1999.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $3.4
     --------------------
million or 12.2% during this period primarily as the result of a 12.7% decrease in gas marketing and pipeline costs and a 76.8% decrease in impairment and exploratory costs. Field and lease operating expenses, general and administrative expenses, taxes other than income and depreciation, depletion and amortization costs remained relatively constant between the periods.

     The $2.3 million decrease in gas marketing and pipeline costs is primarily the result of a 30% decline in purchased gas volumes from 8.0 Mmbtu to 5.6 Mmbtu from March 31, 1999 to March 31, 2000. Partially offsetting this decline in volume was a 20% increase in the average price paid for gas purchased, from $2.26 per Mmbtu to $2.70 per Mmbtu between periods. Additionally, approximately $0.7 million of purchased gas costs were charged against a reserve for losses on future gas purchases during the three months ended March 31, 1999.

Impairment and exploratory expenses decreased $1.8 million primarily due to a decrease in Rocky Mountain drilling activity.

INTEREST  EXPENSE.  Interest  expense increased $0.4 million between the periods
-----------------
due to the net addition to long-term debt, including the current portion, of $18.2 million, when comparing March 31, 2000 to March 31, 1999.

     BENEFIT  FOR  INCOME  TAXES.  The  benefit  for income taxes decreased $0.8
     ---------------------------
million  primarily  because  of  the  decreased  pre-tax  loss.

DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income  from  the  utility  operations
---------------------------------
decreased between the periods $2.8 million or 29.2%. The decrease was primarily the result of increased utility gas purchased and interest expense. The utility gas purchased costs increased $7.1 million primarily due to a gas supply agreement, effective November 1, 1998, in which the demand costs associated with transmission services are included in a fixed price per Dth delivered to Mountaineer's city gate rather than the previous fixed monthly charge. This was partially offset by a $3.6 million increase in utility gas sales and transport related to the acquisition of 3,600 additional customers from Shenandoah Gas Company. Interest expense increased $0.5 million due primarily to the additional debt issued November 1, 1999 of $10 million at 7.83% interest and $30 million at 8.09% interest.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND
--------------------------------------------------------------------------------
1999
----

     The Company recorded a net loss from continuing operations of $14.5 million for the nine months ended March 31, 2000 compared to a net loss from continuing operations of $13.4 million for the same period in 1999. The decrease in income of $1.1 million is attributed to the net of a $13.2 million decrease in revenue, a $15.0 million decrease in operating expenses, a $1.2 million decrease in other non-operating income, a $1.8 million increase in interest expense and a $0.1 million increase in income tax benefits.

REVENUES.  Total  revenues decreased $13.2 million or 14.7% between the periods.
--------
The decrease was due to a 22.8% decrease in gas marketing and pipeline sales, which was offset by a 25.7% increase in oil and gas sales. Other operating revenue remained relatively constant between the periods.

     Revenues from gas marketing and pipeline sales decreased $16.2 million from $70.9 million during the period ended March 31, 1999 to $54.7 million during the period ended March 31, 2000. The decrease in revenue is primarily attributable to a 35% decline in marketed gas volumes from 30.0 Mmbtu to 19.5 Mmbtu, partially offset by an 18% increase in the average sales price per Mmbtu from $2.31 for the nine months ended March 31, 1999 to $2.73 for the nine months ended March 31, 2000. The decline in volumes for the period ended March 31, 2000 was partially attributable to the expiration of contracts. Also contributing to the decreased revenue is the reduction of trading activity volumes as a result of a change in the marketing focus. At the end of the last fiscal year, the Company determined that it would no longer enter into contracts to purchase and resell independent producers gas, as this business was becoming more competitive and less economical to maintain.

     Revenues from oil and gas sales increased $3.5 million from $13.7 million for the period ended March 31, 1999 to $17.2 million for the period ended March 31, 2000. The increase in revenue is primarily attributable to a 102.4% increase in the average per barrel oil price from $10.29 to $20.83 and a 20.7% increase in the average per Mcf gas price from $2.16 to $2.61 between March 31, 1999 and 2000. The decline rate for mature Appalachian Basin production from Devonian formations is approximately 7% per year. The Company's production volume for the nine months ended March 31, 2000 was 6.0 Bcfe, as compared to 6.1 Bcfe produced in the nine months ended March 31, 1999.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $15.0
     --------------------
million or 15.6% during this period primarily as the result of a 21.4% decrease in gas marketing and pipeline costs and a 32% decrease in impairment and exploratory costs. Field and lease operating expenses, general and administrative expenses, taxes other than income, and depreciation, depletion and amortization remained relatively constant between the periods.

     The $14.6 million decrease in gas marketing and pipeline costs is primarily the result of a 35% decline in purchased gas volumes from 30.3 Mmbtu to 19.6 Mmbtu from March 31, 1999 to March 31, 2000. Partially offsetting this decline in volumes was a 17% increase in the average price paid for gas purchased, from $2.28 per Mmbtu to $2.66 per Mmbtu between periods. Additionally, approximately $2.2 million of purchased gas costs were charged against a reserve for losses on future gas purchases during the nine months ended March 31, 1999.

     INTEREST  EXPENSE.  Interest  expense  increased  $1.8  million between the
     -----------------
periods due to the net addition to long-term debt, including the current portion, of $18.2 million, when comparing March 31, 2000 to March 31, 1999.

     OTHER  (INCOME) EXPENSE.  Other income decreased $1.2 million primarily due
     -----------------------
to the recognition of gains on the sale of property during the fiscal year 1999.

     BENEFIT  FOR  INCOME  TAXES.  The  benefit  for income taxes increased $0.1
     ---------------------------
million  primarily  because  of  the  increased  pre-tax  loss.

DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income  from  the  utility  operations
---------------------------------
decreased between the periods $1.8 million or 13.9%. Revenues increased primarily due to increased volumes of gas sold resulting from the acquisition of the West Virginia assets of Shenandoah Gas Company, which included approximately 3,600 additional customers. This increase in revenues was offset by increased utility gas purchased and interest expense. The utility gas purchased costs increased $7.8 million primarily due to increased volumes purchased. This increase was partially offset by a $2.1 million refund from Mountaineer's primary transmission service provider and a gas supply agreement, effective November 1, 1998, in which the demand costs associated with transmission services are included in a fixed price per Dth delivered to Mountaineer's city gate rather than the previous fixed monthly charge. Interest expense increased $1.2 million primarily due to the additional debt issued November 1, 1999 of $10 million at 7.83% interest and $30 million at 8.09% interest.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has remained relatively stable during the current nine month period, as the ratio of current assets to current liabilities (excluding "net utility assets held for sale" of $68.6 million for the current period and $70.1 million for the period ended June 30, 1999) decreased marginally from 1.04:1 at June 30, 1999 to 0.99:1 at March 31, 2000. Cash and cash equivalents decreased from $13.1 million at June 30, 1999 to $4.3 million at March 31, 2000. On April 24, 2000, the Company received, in the ordinary course of business, a $15 million distribution (consisting of a $7.0 million dividend and $8.0 million tax payment) from its wholly owned subsidiary Mountaineer (See Disposal of Utility Operations). The dividend was declared prior to March 31, 2000 and is included on the balance sheet in other current assets. Subsequent to this declaration, under their debt covenants, Mountaineer had an additional $2.7 million available for the declaration of dividends. The Company used the $15 million distribution to pay down its revolving line of credit. Prior to May 15, 2000, the Company will borrow an additional $11 million on the revolving line of credit and those proceeds, will be used in part, to pay the semi-annual interest of $9.5 million on the Senior Subordinated Notes.

     The Company's net cash used by operating activities from continuing operations decreased to $(7.6) million for the nine month period ended March 31, 2000 ("current period") from $(15.1) million for the nine month period ended March 31, 1999 ("prior period"). The primary net uses of cash from continuing operations for the current period versus the prior period were the net losses from continuing operations of $14.5 million and $13.4 million plus adjustments for non-cash charges inclusive of depreciation, depletion and amortization of $9.4 million and $9.0 million, exploration and impairment of $2.3 million and $4.7 million, offset by non-cash gain on the sale of certain non-core assets of $0.1 million and $1.1 and other non-cash reductions of $3.9 million and $1.1 million respectively. Net cash used by operating activities from continuing activities was also impacted by decreases in accounts receivable of $0.3 million and $0.9 million, decreases in gas in storage and prepaid of $0.6 million and $4.3 million, respectively. These sources were primarily offset by an increase in accounts payable during the current period of $1.3 million and a decrease in accounts payable during the prior period of $6.6 million and decreases of $3.0 million and $11.9 million in funds held and other accrued expenses for the periods, respectively.

     The Company incurred a net cash outflow of $15.5 million from investing activities from continuing activities for the current nine-month period versus a cash outflow of $16.5 million in the prior period. The reduction in capital expenditure activities of $15.8 million compared to $19.7 million, respectively, were related primarily to reduced oil and gas drilling activities. The use of cash for investing activities was offset by cash received from sales of non-core assets by $0.3 million in the current period and $3.1 million in the prior period.

     The Company's financing activities from continuing activities in the current period resulted in the Company's debt balance and borrowing base, under the revolving credit facility, being reduced by the mandatory payments of $4.5 million in accordance with the Company's amended revolving debt agreement. In addition, the amended revolving credit agreement requires further mandatory borrowing base reductions and payments of $0.8 million prior to June 30, 2000 and an additional payment of $0.8 million prior to September 30, 2000.
Moreover, activity in the normal course of business resulted in the Company repaying an additional $9.0 million and borrowing $7.3 million within the facility's borrowing limitations. During the current period, short-term debt increased $2.0 million for the acquisition of an 85% interest in 68.5 net wells with reserves of 5.1 Bcf for a cost of $3.0 million. This note becomes due on November 30, 2000. In addition, during the current period the Company purchased $0.2 million of treasury stock in discretionary transactions. The net cash inflow of $5.1 million for the current period resulted primarily from the receipt of $10 million in the form of a cash prepayment under a gas sale agreement (See Note 4). Under this agreement, the Company will be obligated to begin delivery of certain volumes of gas on July 1, 2001 or repay the monies advanced. The primary sources of cash from financing activities in the prior period were long-term borrowings of $2.5 million offset by principal repayments on long-term debt of $2.9 million, treasury stock purchases of $0.7 million and dividend payments of $1.0 million.

     At March 31, 2000, the Company's principal sources of liquidity consisted of $4.3 million of cash, with no amounts available under short-term credit facilities currently in place. The Company has a $20.5 million revolving line of credit agreement that will be subject to a borrowing base redetermination by the lenders on June 30, 2000 and which expires in March 2003. Under this credit facility, $18.8 million (including short-term portion) was outstanding at March 31, 2000, which provided an availability of $1.7 million at March 31, 2000. The $20.5 million credit availability will be reduced to $19.7 million at June 30, 2000 and further reduced to $19.0 million at September 30, 2000. The Company may borrow up to such reduced limits at any time during the periods indicated. The Company is highly leveraged with a debt to equity ratio of 19.74 to 1 at March 31, 2000. On October 12, 1999, Moody's Investor Service downgraded the credit rating of the Company's Senior Subordinated Notes to Caa1 and Standard and Poor's lowered its credit rating on these notes to single 'B' minus. In the event that the sale of Mountaineer and Subsidiaries receives regulatory approval and the transaction is consummated as discussed herein, the debt to equity ratio of the Company will improve to an estimated 2 to 1.

     Pursuant to the terms of the Company's $200 million Senior Subordinated Notes (the "Notes"), the Company has the option within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer to apply such proceeds (a) to reduce debt senior to or pari passu with the Notes, provided that in connection with the reduction of pari passu debt a pro rata portion of the Notes is redeemed; (b) to acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business");
(c) to make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; (d) to purchase long term assets that are used or useful in the Energy Business; or (e) to repurchase the Notes. If the Company does not apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase.

     It is the intention of the Company to seek to reinvest such proceeds into Energy Business assets. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. In addition to the Company's exploration and development drilling activities associated with this reinvestment program, the Company will seek to satisfy the reinvestment requirement by engaging in acquisitions of utility assets or oil and natural gas reserves and properties. There can be no assurance that the Company will be able to acquire exploration or development drilling opportunities or to identify acquisition candidates in the required 360 day time period. Further, there can be no assurance that the drilling activities associated with the reinvestment program will achieve commercial success or that any future acquisitions made by the Company will achieve desired profitability objectives. In addition to cash and available credit facilities, the Company may from time to time seek to raise additional capital in the debt and capital markets. The availability and attractiveness of such sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices, weather patterns, credit agency rating reports and other market conditions. The Company's liquidity is directly affected by such factors.
Other than the reinvestment program described above and certain drilling obligations ($1.5 million at March 31, 2000) incurred in the normal course of business, the timing of the Company's capital expenditures is mostly discretionary with no material capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust its level of such expenditures as circumstances warrant. Although the Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above, management believes that cash generated from continuing oil and gas operations, the use of net proceeds from the sale of Mountaineer (as permitted under provisions of the related debt agreements), together with the liquidity provided by existing cash balances and borrowing capability and by investments in new "Energy Business" assets, if any, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

The Company believes that its existing capital resources, its mitigating management efforts, and its expected fiscal year 2000 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Senior Subordinated Debt and its Revolving Credit Facility. However, since future results of operations, cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, maintaining current levels of oil and gas commodity sales prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will not continue to report substantial net losses from continuing operations or that debt service or debt covenant violations will not occur. In such instances, the Company may elect to increase debt levels (see discussion above), restructure debt agreements (including debt agreements with additional lenders), sell core and non-core assets, defer discretionary capital expenditures, curtail certain domestic and international oil and gas programs or take other actions necessary to mitigate liquidity short-falls and debt agreement violations or acquire new or additional capital resources, although no assurances can be given that such actions will be successful.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 15th day of May, 2000.



                                                ENERGY  CORPORATION  OF  AMERICA




                                                By:     /s/John  Mork
                                                       ----------------------
                                                       John  Mork
                                                       Chief  Executive
                                                       Officer  and  Director




                                                By:     /s/Michael  S.  Fletcher
                                                        ------------------------
                                                       Michael  S.  Fletcher
                                                       Chief  Financial  Officer
                                                       and  Treasurer

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

27              Financial  Data  Schedule