Form 10-K
period 2000-06-30
ENERGY CORP OF AMERICA
filed 2000-09-28
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD FROM ________ TO
         ________.

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


The aggregate market value of common stock held by non-affiliates of the registrant: Class of Voting Stock and Number of Shares Held by Non-affiliates at September 1, 2000 was 36,450 Shares. Market Value Held by Non-affiliates:
Unavailable.


The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at September 1, 2000 was 649,527 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                            Page
Part  I
    Item  1.     Business . . . . . . . . . . . . . . . . . . . . . . . .      4
    Item  2.     Properties . . . . . . . . . . . . . . . . . . . . . . .     10
    Item  3.     Legal  Proceedings . . . . . . . . . . . . . . . . . . .     10
    Item  4.     Submission of Matters to a Vote of Security Holders . .      10
Part  II
    Item  5.     Market for the Registrant's Common Stock and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . .      11
    Item  6.     Selected  Financial  Data . . . . . . . . . . . . . . .      11
    Item  7.     Management's  Discussion  and  Analysis  of  Results  of
                 Operations and  Financial  Condition. . . . . . . . . .      11
    Item  8.     Consolidated Financial Statements and Supplementary Data
                    Independent  Auditor's  Report . . . . . . . . . . .      20
                    Balance  Sheets . . . . . . . . . . . . . . . . . .       21
                    Statements  of  Operations . . . . . . . . . . . . .      23
                    Statements  of  Stockholders  Equity . . . . . . . .      24
                    Statements  of  Cash  Flows . . . . . . . . . . . .       25
                    Notes to Consolidated Financial Statements . . . 26 Supplemental Information on Oil and Gas Producing
                    Activities (Unaudited) . . . . . . . . . . . . . . .      42

    Item  9.     Changes In and Disagreements With Accountants on
                 Accounting and  Financial  Disclosure. . . . . . . . . .     45
Part  III
    Item  10.    Directors  and  Officers  of  Registrant . . . . . . . .     46
    Item  11.    Executive  Compensation. . . . . . . . . . . . . . . . .     49
    Item  12.    Security Ownership of Certain Beneficial Owners
                 and Management . . . .  . . . . . . . . . . . . . . . . .    49
    Item  13.    Certain  Relationships  and  Related  Transactions . . .     51
Part  IV
    Item  14.    Exhibits,  Financial  Statement  Schedules and
                 Reports on Form 8-K. .  . . . . . . . . . . . . . . . . .    54
Part  V
    Signatures . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .     58


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

                                     PART I
                                     ------

                              ITEM 1.     BUSINESS
                              ---------------------

GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held, integrated energy company primarily engaged in the development, production, transportation and marketing of natural gas and oil, primarily in the Appalachian Basin. The Company was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). For the fiscal year ended June 30, 2000, the Company had total revenues from continuing operations of $101.9 million and EBITDAX (earnings before interest, income taxes, impairment and exploratory costs, depreciation and amortization) from continuing operations of $4.1 million.

     The Company conducts business through its principal wholly owned subsidiaries, Eastern American, Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"). Eastern American is one of the largest oil and gas operators in the Appalachian Basin, including exploration, development and production, and is engaged in the transportation and marketing of natural gas. Westech is involved in oil and gas exploration and development in the Rocky Mountain and Gulf Coast regions of the United States and Australia. WENZ is involved in oil and gas exploration and development in New Zealand.

     On December 20, 1999, the Company entered into a stock purchase and sale agreement, a copy of which was filed on the Company's form 8-K filed January 10, 2000, with Allegheny Energy, Inc., wherein the Company agreed to sell all of the stock of its wholly owned natural gas distribution company, Mountaineer Gas Company and Subsidiaries ("Mountaineer") for $323 million, which included the assumption of approximately $100 million of debt, ($223 million net to the Company). The sale was subject to regulatory approval by the Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935, the West Virginia Public Service Commission and the Federal Trade Commission. Upon receiving all necessary approvals, the sale was finalized August 18, 2000. The Company expects to realize pre-tax gain of approximately $165 million on this transaction. The use of these proceeds are restricted by debt covenants. See Note 3 to the Consolidated Financial Statements for a complete discussion of the transaction.

     The financial statements have been reclassified to exclude the operating results of Mountaineer from continuing operations, and for accounting purposes to classify such results as discontinued operations. The following discussion, unless otherwise noted, relates only to the Company's continuing operations.

     The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

     As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries, excluding Mountaineer.

SEGMENT  INFORMATION
--------------------

     The Company's principal businesses constitute two operating segments. For financial information on these segments, see Note 16 to the Consolidated Financial Statements.

GAS  AND  OIL  EXPLORATION  AND  PRODUCTION
-------------------------------------------

     The Company's proved net gas and oil reserves are estimated as of June 30, 2000 at 157 Bcf and 983 Mbbls, respectively. For the fiscal year ended June 30, 2000, the Company's net gas production was approximately 7.4 Bcf and net oil production was approximately 113 Mbbls, for a total of 8.1 net Bcfe.

REGIONAL  OPERATIONS
--------------------

     APPALACHIAN  BASIN.  Eastern American holds interests in 4,440 gross (2,756
     ------------------
net) wells in the Appalachian Basin and serves as operator of substantially all of such wells in which it has a working interest. The Company's proved gas and oil reserves attributable to its Appalachian Basin properties are estimated as of June 30, 2000 at 152 Bcfe, of which approximately 97% was gas reserves and 3% was oil reserves. For the fiscal year ended June 30, 2000, the Company's gas production from its Appalachian Basin properties was approximately 7.3 net Bcf. In the Appalachian Basin, the Company has interests in approximately 573,196 gross acres (448,663 net) of producing properties and an additional 79,060 gross acres (49,367 net) of undeveloped properties located primarily in West Virginia, Pennsylvania and Ohio. During fiscal 2000, the Company drilled 16 successful gross wells (13.1 net) and recompleted 27 gross wells (26 net), which added 2.6 net Bcfe in reserves. The Company also acquired several existing partnership interests during fiscal 2000. The acquired producing properties added approximately 9 net Bcfe in reserves. The Company's drilling program for fiscal year 2001, within this Basin, contemplates drilling 8 gross exploratory wells, 71 gross development wells and 27 gross recompletion wells.

     WESTERN  BASINS  AND  GULF  COAST.  Westech  owns developed and undeveloped
     ---------------------------------
leasehold interests in approximately 573,000 gross acres (342,000 net) located in the Rocky Mountain and Gulf Coast areas. This year, the Company drilled 14 exploratory wells in the Powder River and Williston Basins, with one commercial success in the Powder River Basin. The fiscal year 2001 drilling program includes two development wells in the Powder River Basin and four exploratory wells on newly acquired acreage holdings in the Gulf Coast.

     INTERNATIONAL.  WENZ  currently  operates  three  offshore  permits and six
     -------------
onshore permits on the North Island of New Zealand, totaling 6,114,000 gross acres (3,061,000 net). The Tuhara 1 well was re-entered on the East Coast and is currently suspended until further drilling is undertaken with the Tuhara 2 well. A total of 600 square km of 3-D seismic was acquired and evaluated on the East Coast of New Zealand. 3-D seismic totaling 43.2 square km was acquired and evaluated on the West Coast permits. Technical evaluation also included reprocessing of 750 km of offshore and 71 km of onshore 2-D data. During fiscal year 2001, WENZ plans to drill four onshore exploratory wells, one onshore appraisal well and three offshore wells. The Company's plans regarding the funding for drilling the three offshore wells are incomplete at this time. Drilling costs, net to the Company, are estimated at $10-$15 million. The Company's options include funding the entire costs through internal or external (borrowed) funds, farming out a portion or all of its interests, or terminating the applicable government license.

     The Company participated in two exploratory wells in the Cooper Basin, Queensland, Australia, which were non-commercial. The contractual agreement lead to a small working interest in another well that will generate short-term revenue at the current higher oil prices.

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

The following table sets forth the Company's estimated proved and proved developed reserves and the related estimated future value, as of June 30:

                                                  2000      1999      1998
                                                --------  --------  --------
 Net proved:
   Gas (Mmcf)                                    157,490   148,587   152,780
   Oil (Mbbls)                                       983       959     1,332
   Total (Mmcfe)                                 163,388   154,341   160,772

 Net proved developed:
   Gas (Mmcf)                                    141,067   126,962   122,255
   Oil (Mbbls)                                       738       714       735
   Total (Mmcfe)                                 145,495   131,246   126,665

 Estimated future net cash flows
   before income taxes (in thousands)           $427,414  $252,192  $261,798
 Present Value of estimated future net cash
   flows after income taxes (in thousands) (1)  $124,871  $ 84,883  $ 74,913

 _______________
 (1)  Discounted  using  an  annual  discount  rate  of  10%.

     The following table sets forth the Company's estimated proved reserves and the related estimated future value by region, as of June 30, 2000:

                           Present Value
                     ========================                            Natural Gas
                       Amount                   Oil & NGLs  Natural Gas  Equivalent
    Region          (thousands)        %         (Mbbls)       (Mmcf)     (Mmcfe)
------------------  ------------  -----------  ------------  -----------  --------
 Appalachian Basin  $    117,264        93.9%           788      147,661   152,389
 Rocky Mountains           1,937         1.6%           195          193     1,363
 New Zealand               5,670         4.5%             -        9,636     9,636
                    ------------  -----------  ------------  -----------  --------
 Total              $    124,871       100.0%           983      157,490   163,388
                    ============  ===========  ============  ===========  ========

PRODUCING  WELLS
----------------

     The following table sets forth certain information relating to productive wells at June 30, 2000. Wells are classified as oil or gas according to their predominant production stream.

                           Gross Wells                 Net Wells
                    =========================  ===========================
                      Oil      Gas     Total     Oil      Gas      Total
                    -------  -------  -------  -------  -------  ---------
 Appalachian Basin       17    4,423    4,440      5.4  2,750.6  2,756.0
 Rocky Mountains         11        -       11      4.2        -      4.2
                    -------  -------  -------  -------  -------  ---------
 Total                   28    4,423    4,451      9.6  2,750.6  2,760.2
                    =======  =======  =======  =======  =======  =========

ACREAGE
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 2000 (in thousands).

                                  Developed       Undeveloped
                                    Acreage        Acreage
                                 ============  ================
                                 Gross   Net    Gross     Net
                                 -----  -----  -------  -------
 Appalachian Basin               573.2  448.7     79.1     49.4
 Rocky Mountains and Gulf Coast    0.1    0.1    572.8    341.6
 New Zealand                         -      -  6,114.0  3,061.0
                                 -----  -----  -------  -------
 Total                           573.3  448.8  6,765.9  3,452.0
                                 =====  =====  =======  =======

     The following table sets forth certain production data and average sales prices attributable to the Company's properties for the years ended June 30:

                                    2000    1999    1998
                                   ------  ------  ------
 Production Data:
   Oil (Mbbls)                        113     133     125
   Natural gas (Mmcf)               7,399   7,184   7,266
   Natural gas equivalent (Mmcfe)   8,079   7,979   8,018
 Average Sales Price:
   Oil per Bbl                     $21.64  $10.95  $15.30
   Natural gas per Mcf             $ 2.81  $ 2.20  $ 2.42

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

                         2000          1999         1998
                      ===========  ===========  ===========
                      Gross  Net   Gross  Net   Gross  Net
                      -----  ----  -----  ----  -----  ----
 Development:
     Productive
         Appalachian   15.0  12.6   19.0  15.0   24.0  17.4
         Other            -     -    3.0   0.7    5.0   0.5
                      -----  ----  -----  ----  -----  ----
      Total            15.0  12.6   22.0  15.7   29.0  17.9
                      =====  ====  =====  ====  =====  ====

     Nonproductive
         Appalachian      -     -    2.0   1.6    3.0   1.8
         Other            -     -    3.0   1.3    1.0   0.2
                      -----  ----  -----  ----  -----  ----
     Total                -     -    5.0    2.9   4.0   2.0
                      =====  ====  =====  ====  =====  ====
 Exploratory:
     Productive
         Appalachian    1.0   0.5    8.0   3.8    6.0   2.6
         Other          3.0   1.5    2.0   0.7    4.0   0.9
                      -----  ----  -----  ----  -----  ----
      Total             4.0   2.0   10.0   4.5   10.0   3.5
                      =====  ====  =====  ====  =====  ====

     Nonproductive
         Appalachian      -     -    3.0   1.7    5.0   2.6
         Other         15.0   8.3    7.0   3.2   12.0   4.2
                      -----  ----  -----  ----  -----  ----
     Total             15.0   8.3   10.0   4.9   17.0   6.8
                      =====  ====  =====  ====  =====  ====

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

     Natural gas competes with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for natural gas.

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


GAS  AGGREGATION  AND  MARKETING
---------------------------------

     The  Company,  primarily  through  the  wholly  owned subsidiary of Eastern
American, Eastern Marketing Corporation ("Eastern Marketing"), aggregates natural gas through the purchase of production from properties in the Appalachian Basin in which the Company has an interest, the purchase of gas delivered through the Company's gathering pipelines located in the Appalachian Basin, the purchase of gas from smaller Appalachian Producers that are not large enough to have marketing departments, the purchase of gas produced in the Southwestern areas of the United States pursuant to contractual arrangements and the purchase of gas in the spot market. The Company sells gas to local gas distribution companies, industrial end users located in the Northeast, other gas marketing entities and into the spot market for gas delivered into interstate pipelines. The Company has historically attempted to balance its gas sales mix with approximately one-third of its total gas sales being made under long term contracts (contracts with terms of five years or more), one-third being sold under intermediate term contracts (contracts with terms of one to five years), and one-third being sold under short term contracts (contracts with terms of less than one year) or on a spot market basis. The demand for long term contracts has decreased substantially and no new long term contracts were entered into in fiscal year 2000. Volumes that became available from expired long term contracts were sold under intermediate and short term contracts.

     The Company owns and operates approximately 2,100 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation and marketing activities. In addition, the Company has entered into contracts with interstate and intrastate pipeline companies that provide it with rights to transport specified volumes of natural gas. During the fiscal year ended June 30, 2000, the Company aggregated and sold an average of 95.7 Mmcf of gas per day, of which 39.7 Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a decrease compared to fiscal year 1999, during which the Company aggregated and sold an average of 129.5 Mmcf of gas per day.

GAS  SALES  AND  PURCHASE  CONTRACTS
-------------------------------------

     The Company satisfied its obligations under all gas sales contracts (23.0 Bcf in fiscal year 2000) through gas production attributable to its own interests in oil and gas properties and through production attributable to third party interests in oil and gas properties (14.1 Bcf in fiscal 2000), and from natural gas aggregated by the Company pursuant to its aggregation and marketing activities from third parties (8.9 Bcf in fiscal 2000).

     Eastern American has a gas sales contract with Hope Gas, Inc. ("Hope"), a subsidiary of Dominion Energy, which requires Eastern American to sell up to 4,000 but not less than 1,500 Mmbtu per day during the winter months of November through March to Hope through December 31, 2001. Pricing under the contract requires Hope to pay Eastern American a ten cent premium above the posted Appalachian Index.

     In March 1993, Eastern Marketing entered into a gas purchase contract with the Eastern American Natural Gas Trust (the "Royalty Trust") to purchase all gas production attributable to the Royalty Trust until its termination in May 2013. The purchase price under this gas purchase contract through December 1999 was based in part on an escalating fixed price component of $3.39 per Mcf in calendar year 1999 and $3.56 per Mcf in calendar year 2000 and in part on a Henry Hub based variable price component, which fluctuated with certain spot market prices, provided that the purchase price during such period was not less than a specified floor price of $2.84 per Mcf in calendar year 1999 and $3.09 per Mcf in calendar year 2000. Beginning in January 2000, the purchase price under this gas purchase contract is determined solely by reference to the variable price component without regard to any minimum purchase price. See Note 13, for further discussion.

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

EMPLOYEES
---------

     As of June 30, 2000, the Company had approximately 215 full-time employees. None of the employees were covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.


                             ITEM 2.     PROPERTIES
                             ----------------------

     See Item 1. Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company and information regarding production, reserves, development and interests in oil and gas producing properties of the Company.


                          ITEM 3.     LEGAL PROCEEDINGS
                          -----------------------------

     The Company is involved in various legal actions and claims arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.


         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------------------

     One matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000 by Eastern Systems Corporation, a subsidiary of the Company, concerning the sale of all the outstanding stock of Mountaineer Gas Company to Allegheny Energy, Inc., dated June 13, 2000.

                                     PART II
                                     -------

              ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
              ----------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

     The Company's common stock is not traded in a public market. As of September 1, 2000, the Company had 31 holders of record of its common stock.

     The Company declared dividends in fiscal years 2000, 1999 and 1998 of $0, $644,505 and $1,131,000, respectively.

                       ITEM 6.     SELECTED FINANCIAL DATA
                       -----------------------------------

  (Dollars in thousands, except per share items)
                                                          Year Ended June 30,
                                         -----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         ---------  ---------  ---------  ---------  ---------
 Operating revenue                       $101,919   $113,500   $193,459   $189,070   $180,828
 Loss from continuing operations          (26,508)   (27,099)    (3,773)    (4,086)    (3,324)
 Loss from continuing operations
    Per common share, basic and diluted    (40.11)    (40.27)     (5.67)     (5.94)     (4.75)
 Total assets                             265,691    286,077    290,541    302,446    273,627
 Long term debt                           212,575    219,886    201,507    200,089    159,647
 Dividends declared per common share     $      -   $   0.95   $   1.70   $   1.50   $   2.10

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

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

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

     The Company recorded a net loss from continuing operations of $26.5 million for the year ended June 30, 2000 compared to a net loss of $27.1 million for the same period in 1999. The increase in income of $0.6 million is attributed to an $11.6 million decrease in revenue, a $5.3 million decrease in operating expenses, a $10.9 million decrease in impairment and exploratory costs, a $2.2 million increase to interest expense, a $0.5 million decrease in other income and a $1.3 million decrease in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $7.8 million for the current year compared to $13.4 million for the prior period. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $10.7 million versus $9.2 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) totaled a loss of $2.9 million for the current period versus income of $4.1 million for the prior period.

     REVENUES.  Total  revenues  decreased  $11.6  million  or  10.2% during the
     --------
periods. The decrease was due to an 18.4% decrease in gas marketing and pipeline sales and a 9.9% decrease in well and service operations, which was partially offset by a 30.5% increase in oil and gas sales.

     Revenues from gas marketing decreased $18.6 million and pipeline sales increased $2.3 million, for a net decrease of $16.3 million from $88.5 million, during the period ended June 30, 1999, to $72.2 million in the period ended June 30, 2000. The decrease in revenue is primarily attributable to a 35.3% decline in marketed volumes from 37.2 Mmbtu at June 30, 1999 to 24.1 Mmbtu at June 30, 2000, which was partially offset by a 26.1% increase in the average sales price per Mmbtu from $2.32 to $2.92 for the years ended June 30, 1999 and 2000, respectively. The decrease in volumes is primarily a result of the termination and non-renewal of marketing contracts as they expire.

     Revenues from well and service operations decreased $0.6 million from $6.5 million during the period ended June 30, 1999 to $5.9 million in the period ended June 30, 2000. The decrease in revenue is primarily attributable to the acquisition of outside owner interests in Company wells through the acquisition of partnership interests.

     Revenues from oil and gas sales increased $5.6 million from $18.3 million for the period ended June 30, 1999 to $23.9 million for the period ended June 30, 2000. The increase in revenue is primarily attributable to a 97.5% increase in the average oil sales price from $10.95 to $21.64 per Bbl and a 28.0% increase in the average gas sales price from $2.20 to $2.81 per Mcf between June 30, 1999 and June 30, 2000. Lessening the effect of the higher prices on oil and gas sales is a loss on related hedges of $0.8 million for the year ended June 30, 2000 compared to a loss of $0.1 for the year ended June 30, 1999. Production volumes were comparable for the two periods.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $5.3
     --------------------
million or 4.6% during this period primarily as a result of an 11.1% decrease in gas marketing and pipeline costs, which was partially offset by a 32.5% increase in general and administrative expenses. Field and lease operating expenses, taxes other than income and depreciation, depletion and amortization expenses remained relatively constant between the periods.

     The $9.4 million decrease to gas marketing costs from $84.4 million during the period ended June 30, 1999 to $75.0 million in the period ended June 30, 2000, is comprised of a $15.6 million decrease to gas marketing costs, a $1.3 million increase to pipeline costs and a $4.9 million gas purchase commitment charge (See Note 13). The overall decrease to gas marketing costs is primarily the result of a 31.9% decline in purchased gas volumes from 39.8 Mmbtu to 27.1 Mmbtu from June 30, 1999 and June 30, 2000, which was partially mitigated by a 25.2% increase in the average price paid for gas purchased, from $2.26 per Mmbtu to $2.83 per Mmbtu between the respective periods.

     General and administrative expense increased $3.3 million, primarily as a result of impairing certain notes receivable issued by a subsidiary of Eastern American, relating to a state tax incentive program, which had been deemed uncollectible. In addition, there were increased profit sharing expenses and increased overhead at the corporate level.

     Impairment and exploratory expenses decreased $10.9 million primarily due to the leasehold and well costs that were written off in fiscal 1999. The increase in fiscal year 1999 was due to programmed seismic costs and New Zealand dry holes.

     INTEREST  EXPENSE.  Interest  expense increased $2.2 million, primarily due
     -----------------
to  higher  interest  rates  throughout  fiscal  2000.

     OTHER  (INCOME) EXPENSE.  Other income decreased $0.5 million primarily due
     -----------------------
to  the  recognition  of  gains  on  the  sale  of  property during fiscal 1999.

     PROVISION  FOR  INCOME  TAXES.  The benefit for income taxes decreased $1.3
     -----------------------------
million  primarily  because  of  the  increased  income  in  the  current  year.

     DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income for the year ended June 30,
     ---------------------------------
2000 was $8.1 million compared to $12.2 million the previous year, a decrease of approximately $4.1 million. Revenues for the current year increased $6.8 million compared to the prior year. Utility revenues increased $10.7 million, primarily resulting from additional revenues provided as a result of the acquisition of the West Virginia assets of Shenandoah Gas Company in July 1999. One other significant change in revenue resulted from one customer changing from sales to transportation service, which resulted in a decrease of $4.9 million, which had no significant impact on operating income because it was offset by reduced gas marketing and pipeline costs. Operating expenses increased approximately $12.5 million during the current period compared to the prior year. This increase resulted from increased gas costs of $10.0 million, partially offset by decreased gas marketing and pipeline costs of $4.2 million (see above), and increases in operations and maintenance and general and administrative costs of $5.1 million. The increase in gas costs resulted primarily from the additional costs associated with Shenandoah customers amounting to $6.8 million and the impact of the gas supply management agreement amounting to approximately $4.4 million. Operations and maintenance and general and administrative costs increased primarily due to increased profit sharing expenses and increased labor associated costs. Depreciation expense increased approximately $1.0 million, resulting primarily from the addition of the assets of Shenandoah acquired on July 1, 1999. Interest expense increased approximately $1.7 million, principally the result of an additional $40 million in long term debt, which was issued in November 1999. Income taxes decreased $4.2 million, due to lower income before taxes of $20.1 million in 1999 to $11.8 million in the current year.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

     The Company recorded a net loss from continuing operations of $27.1 million for the year ended June 30, 1999 compared to a net loss of $3.8 million for the same period in 1998. The decrease in income of $23.3 million is attributed to an $80.0 million decrease in revenue, a $30.4 million decrease in operating expenses, an $11.0 million increase in impairment and exploratory costs, a $3.8 million increase in other income and an $11.1 million increase in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $13.3 million for the current year compared to $9.0 million for the prior period. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $9.2 million versus $11.9 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) totaled $4.1 million for the current period versus a loss of $2.9 million for the prior period.

     REVENUES.  Total  revenues  decreased  $80.0  million  or  41.3% during the
     --------
periods. The decrease was due to a 34.6% decrease in gas marketing and pipeline sales, an 11.7% decrease in oil and gas sales and a 99.4% decrease in other operating revenue. Well and service operating revenue remained relatively constant between the periods.

     Revenues from gas marketing and pipeline sales decreased $46.9 million from $135.3 million during the period ended June 30, 1998 to $88.5 million in the period ended June 30, 1999. The decrease in revenue is primarily attributable to a 12% decrease in the average unit price from $2.63 to $2.32 and a 27% decline in marketed volumes from 50.7 million Mmbtu at June 30, 1998 to 37.2 million Mmbtu at June 30, 1999. The decrease in volumes is primarily a result of the termination of two contracts that accounted for 9.5 Mmbtu and reduced volumes associated with trading activities. See other operating revenue, discussed below.

     Revenues from oil and gas sales decreased $2.4 million from $20.7 million for the period ended June 30, 1998 to $18.3 million for the period ended June 30, 1999. The decrease in revenue is primarily attributable to a 29.7% decrease in the average oil sales price from $15.30 to $10.95 per Bbl and a 9.1% decrease in the average gas sales price from $2.42 to $2.20 per Mcf between June 30, 1998 and June 30, 1999. The price decline was partially offset by production increasing 6.2% for oil and 1.2% for gas.

     Other operating revenues decreased $30.4 million from $30.6 million to $0.2 million between the periods. This was primarily because 1998 included revenue from the termination of a long-term gas delivery contract. See Note 15 to the Consolidated Financial Statements for discussion.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $52.4
     --------------------
million or 31.3% during this period primarily as the result of a 38.9% decrease in gas marketing and pipeline costs, which was partially offset by a 12.0% increase in general and administrative expenses. Field and lease operating expenses, taxes other than income and depreciation, depletion and amortization costs remained relatively constant between the periods.

     The $53.8 million decrease in gas marketing and pipeline costs is primarily the result of a 27% decline in purchased gas volumes from 51.1 Mmbtu to 37.6 Mmbtu from June 30, 1998 and June 30, 1999. Contributing to the decline in costs was a 15% decrease in the average price paid for gas purchased, from $2.67 per Mmbtu to $2.26 per Mmbtu between the respective periods. Additionally, approximately $2.4 million of purchased gas costs were charged against a reserve for losses on future gas purchases, which was primarily related to the contract settlement. See Note 15 to the Consolidated Financial Statements for discussion.

     General and administrative expense increased $1.1 million as a result of increased overhead at the corporate level.

     Impairment and exploratory expenses increased $11.0 million primarily due to the current year cost of drilling exploratory dry holes of $5.9 million in New Zealand and $1.5 million domestically. In addition, approximately $2.2 million of leasehold and well in progress costs were written off late in fiscal 1999.

     INTEREST  EXPENSE.  Interest  expense  remained relatively constant between
     -----------------
the  periods.

     OTHER  (INCOME) EXPENSE.  Other income increased $3.8 million primarily due
     -----------------------
to the recognition of gains on the sale of property during fiscal 1999, compared to losses in the prior year. In addition, during fiscal 1998 a reserve of $1.1 million was established against a note receivable.

     PROVISION  FOR  INCOME TAXES.  The provision for income taxes changed $11.1
     ----------------------------
million  primarily  because  of  the  increased  current  year  losses.

     DISPOSAL  OF  UTILITY  OPERATIONS.  Net  income for the year ended June 30,
     ---------------------------------
1999 was $12.2 million compared to $6.8 million the previous year, an increase of approximately $5.4 million. Operating revenues increased approximately $1.2 million during the current year, primarily due to increased sales rates in accordance with Mountaineer's new rate agreement, which became effective November 1, 1998. Operating expenses decreased $8.1 million during the current year, primarily driven by decreased gas purchase costs as a result of the initial effect of the implementation of Mountaineer's gas supply management agreement, which went into effect on November 1, 1998. Slightly offsetting this decrease were increased labor associated costs and other miscellaneous costs of $1.0 million. Depreciation expense increased primarily due to additions to gas plant in service and the elimination of a negative acquisition adjustment, which reduced expense by approximately $0.5 million in the prior year period. Income tax expense increased $3.9 million, due to higher income before taxes of $20.1 million during the current year compared to $10.8 million the previous year.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition declined during the twelve month period ended June 30, 2000 ("current period"). The ratio of current assets to current liabilities, excluding "net utility assets held for sale" of $56.8 million for the current period and $70.1 million for the period ended June 30, 1999 ("prior period"), decreased from 1.04:1 at June 30, 1999 to 0.75:1 at June 30, 2000. Cash and cash equivalents decreased from $12.2 million to $3.3 million.

     The Company's net cash used by operating activities from continuing operations decreased from $24.1 million for the prior period to $5.0 million for the current period. The primary net uses of cash from continuing operations for the current period versus the prior period were the net losses from continuing operations of $(26.5) million and $(27.1) million. Non-cash charge adjustments were inclusive of depreciation, depletion and amortization of $12.5 million and $12.0 million; exploration and impairment of $6.0 million and $16.8 million; provision for losses on notes receivable of $1.5 million and $0.4 million. These non-cash additions were offset by reduction of deferred revenue of $(2.2) million versus $(2.3) million and deferred taxes of $(11.1) million versus $(12.5) million. Net cash used by operating activities from continuing activities was also impacted by net collections in accounts receivable of $0.4 million for the current period; decreases in gas in storage and prepaids of $(0.2) million versus $1.7 million for the prior period; an increase in accounts payable $(6.3) million for the prior period; increases of $0.9 million and $(0.3) million in funds held for distribution; and increases in other accrued expenses (mainly income taxes) of $8.8 million and $(11.6) million for the periods, respectively.

     The Company incurred a net cash outflow of $19.2 million from investing activities from continuing activities for the current period versus a cash outflow of $21.7 million in the prior period. The reduction in capital expenditure activities of $5.9 million was related primarily to reduced oil and gas drilling activities. An acquisition of miscellaneous oil and gas limited partnership interests for $3.0 million dollars occurred during the current period. The use of cash for investing activities was offset by cash received from sales of non-core assets by $0.4 million in the current period and $3.4 million in the prior period.

     The Company's financing activities from continuing activities in the current period resulted in the Company's long term debt balance being reduced by the net payment of $12.8 million. The Company's revolving credit facility was paid in full on August 18, 2000 and the credit agreement was terminated (see
Note 5). During the current period, $2.0 million of short-term debt was incurred for the acquisition of an 85% interest in 68.5 net wells with reserves of 5.1 Bcf at a cost of $3.0 million. In addition, during the current period the Company purchased $0.4 million of treasury stock in discretionary transactions. The financing activity net cash outflow of $1.1 million for the current period was reduced primarily from the receipt of $10 million in the form of a cash prepayment under a gas sale agreement (see Note 3). Under this agreement, the Company will be obligated to begin delivery of certain volumes of gas on July 1, 2001 or repay the monies advanced. The primary sources of cash from financing activities in the prior period were long-term borrowings of $27.5 million offset by principal repayments on long-term debt of $3.1 million, treasury stock purchases of $2.2 million and dividend payments of $1.0 million.

     At June 30, 2000, the Company's principal sources of liquidity consisted of $3.3 million of cash, with no amounts available under short-term credit facilities currently in place. On August 18, 2000, the Company paid in full the $19.8 million then outstanding under its revolving line of credit facility. The Company also gave notice of termination of the revolving credit facility, effective August 18, 2000. Presently, the Company has not formally commenced efforts to seek a replacement for this credit facility. At June 30, 2000 the Company had $2 million drawn, the maximum permitted, under an additional line of credit facility.

     On August 18, 2000, the Company consummated the sale of Mountaineer and Subsidiary and received pre-tax proceeds of approximately $222.7 million (see
Note 3). Pursuant to the terms of the Company's $200 million Senior Subordinated Notes (the "Notes"), attached as Exhibit 4.3, the Company has the option within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer to apply such proceeds to (a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed); (b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business"); (c) make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company elects not to apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase.

     It is the intention of the Company to comply with reinvestment requirements of the Notes and seek to reinvest such proceeds into Energy Business assets. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. For fiscal year 2001, the Company plans to invest approximately $42.4 million in capital projects. The fiscal year 2001 capital expenditure program contemplates spending approximately $11.7 million on 27 gross (25 net) recompletions and 73 gross (60.3 net) development wells as well as approximately $2.0 million on acquisitions of producing properties primarily in the Appalachian Basin. In addition, the Company's fiscal year 2001 capital spending program contemplates spending approximately $15.9 million (including estimated completion costs) on exploratory drilling projects. These projects include funding $12.1 million on domestic exploration drilling opportunities and $3.8 million on international exploration drilling opportunities. This funding program assumes drilling 14 gross (5.9 net) domestic exploration wells and 8 gross (4.6 net) international exploration wells. Other capital projects include $5.1 million for seismic studies and for leasehold acquisitions plus $7.7 million for infrastructure projects.

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

     Other than the reinvestment program described above, the timing of the Company's capital expenditures is mostly discretionary with no material capital expenditure commitments. However, the Company has designated certain projects as non-deferrable commitments incurred in the normal course of business. These include certain drilling obligations, primarily in New Zealand and Texas, that range from $5.9 million to $8.1 million at June 30, 2000; the annual paydown requirement, under the Company's line of credit, which has $2.0 million outstanding at June 30, 2000; and the satisfaction of the obligations resulting from the draw down of $10.0 million under the gas purchase and sale agreement (see Note 3). Consequently, the Company has a significant degree of flexibility to adjust its level of its capital expenditures as circumstances warrant.

     The Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above. Moreover, management anticipates that although projected earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization, and impairment and exploratory costs ("EBITDAX") for fiscal year 2001 will increase to $25.4 million from $4.2 million for the current period, such results will not be sufficient to fully fund fiscal year 2001 projected interest charges of $20.1 million and fund the Company's fiscal year 2001 capital expenditures program of $42.4 million. Based on such estimates, the Company may utilize a certain portion of the proceeds from the sale of Mountaineer to make capital expenditures, subject to limitations on such usage under the Notes, if any, and may seek to raise additional capital or incur permitted indebtedness. The availability and attractiveness of such sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices, weather patterns, credit agency rating reports and other market conditions. The Company's liquidity is directly affected by such factors and the Company's cash requirements will fluctuate based on the timing and the extent of the interplay of these factors. However, management believes that cash generated from continuing oil and gas operations, the use of net proceeds from the sale of Mountaineer (as permitted under provisions of the related debt agreements), together with the liquidity provided by existing cash balances, permitted borrowings and by investments in new "Energy Business" assets, if any, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

     The Company believes that its existing capital resources, its mitigating management efforts, and its expected fiscal year 2001 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, maintaining current levels of oil and gas commodity sales prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will not continue to report substantial net losses from continuing operations or that debt service or debt covenant violations will not occur. In such instances, the Company may elect to increase permitted borrowing levels (see discussion above), restructure debt agreements (including debt agreements with additional lenders), sell core and non-core assets, defer discretionary capital expenditures, curtail certain domestic and international oil and gas programs or take other actions necessary to mitigate liquidity short-falls and debt agreement violations or acquire new or additional capital resources, although no assurances can be given that such actions will be successful.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     As of July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place at June 30, 2000 will be designated as cash flow hedges. Adoption of SFAS No. 133 on July 1, 2000, resulted in recording $3.4 million of decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets.


              ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              -----------------------------------------------------
                                ABOUT MARKET RISK
                                -----------------

INTEREST  RATE  RISK
---------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. The Company has not attempted to hedge the interest rate risk associated with its floating rate debt of which $13.7 million was outstanding at year end. If interest rates changed by 1%, it would have an impact of approximately $0.14 million. The Company has fixed interest rate debt of $200.0 million, representing 93.1% of the total debt.

COMMODITY  RISK
----------------

     The Company's operations, as described in detail at Item 1 Business, consists primarily of exploring for, producing, aggregating and selling natural gas and oil. The Company attempts to mitigate its commodity price risk by entering into a mix of short, medium and long-term supply contracts. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change.

     The Company periodically enters into hedging activities on a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately half of its Appalachian natural gas.


                                   * * * * *

             ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------------------



INDEPENDENT  AUDITORS'  REPORT
------------------------------

To  the  Stockholders  and  Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE  &  TOUCHE  LLP
Denver,  Colorado
September  27,  2000

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
  AS  OF  JUNE  30
 (AMOUNTS  IN  THOUSANDS)
===================================================================================
ASSETS                                                          2000        1999
                                                            ------------  ---------
 CURRENT ASSETS:
   Cash and cash equivalents                                $     3,310   $ 12,163
                                                            ------------  ---------
   Accounts receivable:
     Gas marketing and pipeline                                   9,249      9,271
     Oil and gas sales                                            1,081        870
     Other                                                        4,600      5,209
                                                            ------------  ---------
                                                                 14,930     15,350
     Less allowance for doubtful accounts                          (463)      (429)
                                                            ------------  ---------
                                                                 14,467     14,921
   Gas in storage, at average cost                                  765        357
   Income taxes receivable                                        2,502      3,580
   Deferred income tax asset                                                   191
   Net utility assets held for sale                              56,795     70,139
   Prepaid and other current assets                               1,921      2,084
                                                            ------------  ---------
         Total current assets                                    79,760    103,435

 NET PROPERTY, PLANT AND EQUIPMENT (Note 2)                     160,162    158,442
                                                            ------------  ---------

 OTHER ASSETS:
   Deferred financing costs, less accumulated
     amortization of $2,446 and $1,647                            5,210      6,009
   Notes receivable, less allowance for doubtful accounts
     of $0 and $440                                                          1,531
   Notes receivable - related party                               1,519      1,853
   Deferred income tax asset                                      4,405        292
   Other                                                         14,635     14,515
                                                            ------------  ---------
         Total other assets                                      25,769     24,200
                                                            ------------  ---------

 TOTAL                                                      $   265,691   $286,077
                                                            ============  =========

 See notes to consolidated financial statements.                        (Continued)

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
 AS  OF  JUNE  30
(AMOUNTS  IN  THOUSANDS)
===================================================================================
LIABILITIES AND STOCKHOLDERSEQUITY (DEFICIT)                      2000       1999
                                                                ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $ 14,877   $ 15,471
  Current portion of long-term debt                                1,086      6,618
  Short-term debt                                                  2,000
  Funds held for future distribution                               6,280      5,378
  Accrued taxes, other than income                                 5,079      4,500
  Deferred income tax liability                                      329
  Other current liabilities                                        1,131
                                                                ---------  ---------
        Total current liabilities                                 30,782     31,967
LONG-TERM OBLIGATIONS
  Long-term debt                                                 212,575    219,886
  Gas delivery obligation and deferred trust revenue              15,443     13,839
  Deferred income tax liability                                               4,877
  Other long-term obligations                                     11,014      1,031
                                                                ---------  ---------
        Total liabilities                                        269,814    271,600
                                                                ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $1.00; 2,000,000 shares authorized;
     718,000 and 721,000 shares issued                               718        721
  Class A non-voting common stock, no par value; 100,000
     shares authorized; 26,000 shares issued                       2,940      2,940
  Additional paid-in capital                                       4,615      4,656
  Retained earnings (deficit)                                     (4,833)    13,598
  Treasury stock and notes receivable arising from
     issuance of common stock                                     (7,429)    (7,261)
  Accumulated other comprehensive loss                              (134)      (177)
                                                                ---------  ---------
        Total stockholders' equity (deficit)                      (4,123)    14,477
                                                                ---------  ---------
TOTAL                                                           $265,691   $286,077
                                                                =========  =========

See  notes  to  consolidated  financial  statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
===========================================================================================================
                                                                              2000       1999       1998
                                                                            ---------  ---------  ---------
REVENUES:
  Gas marketing and pipeline sales                                          $ 72,156   $ 88,474   $135,348
  Oil and gas sales                                                           23,869     18,295     20,730
  Well operations and service revenues                                         5,894      6,540      6,751
  Contract settlement and other                                                             191     30,630
                                                                            ---------  ---------  ---------
                                                                             101,919    113,500    193,459
                                                                            ---------  ---------  ---------
COSTS AND EXPENSES:
  Gas marketing and pipeline cost of sales                                    70,101     84,417    138,211
  Purchase commitment costs                                                    4,945
  Field operating expenses                                                     8,143      8,198      8,545
  General and administrative                                                  13,647     10,299      9,192
  Taxes, other than income                                                     1,492      1,247      1,313
  Depletion and depreciation of oil and gas properties                         8,847      7,915      7,599
  Depreciation of pipelines, other property and equipment                      2,892      3,252      2,911
  Exploration and impairment                                                   8,347     19,261      8,262
                                                                            ---------  ---------  ---------
                                                                             118,414    134,589    176,033
                                                                            ---------  ---------  ---------
        Income (loss) from operations                                        (16,495)   (21,089)    17,426
                                                                            ---------  ---------  ---------
OTHER (INCOME) AND EXPENSE:
  Interest                                                                    22,302     20,122     20,123
  Loss (gain) on sale of assets                                                 (101)       (91)     1,208
  Other                                                                         (377)      (895)     1,638
                                                                            ---------  ---------  ---------
                                                                              21,824     19,136     22,969
                                                                            ---------  ---------  ---------
Loss from continuing operations before income taxes and minority interest    (38,319)   (40,225)    (5,543)
Provision (benefit) for income taxes                                         (11,811)   (13,133)    (2,013)
                                                                            ---------  ---------  ---------
Loss from continuing operations before minority interest                     (26,508)   (27,092)    (3,530)
Minority interest                                                                  -          7        243
                                                                            ---------  ---------  ---------
Loss from continuing operations                                              (26,508)   (27,099)    (3,773)
  Disposal of utility operations:
    Income from utility operations, net of income tax provision of
      $3,691, $7,901 and $4,030                                                8,077     12,212      6,787
                                                                            ---------  ---------  ---------

NET INCOME (LOSS)                                                           $(18,431)  $(14,887)  $  3,014
                                                                            =========  =========  =========

Earnings per common share
   Loss from continuing operations                                          $ (40.11)  $ (40.27)  $  (5.67)
   Discontiued operations                                                      12.22      18.15      10.20
                                                                            ---------  ---------  ---------
   Basic earnings (loss) per common share                                   $ (27.89)  $ (22.12)  $   4.53
                                                                            =========  =========  =========

See  notes  to  consolidated  financial  statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERSEQUITY  (DEFICIT)
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
=================================================================================================================================
                                                                                                      Notes    Accum.
                                                                                                     Received/ Other
                                                          Class A   Additional Retained              Issuance  Compre-    Stock-
                                               Common     Common     Paid-In   Earnings   Treasury      of     hensive   holders'
                                                Stock      Stock     Capital   (Deficit)    Stock    Stock  Income (Loss)  Equity
                                              ---------  ---------  ---------  ----------  --------  --------  --------  --------
Balance, June 30, 1997                        $    714   $      -   $  4,221   $  27,249   $(3,175)  $  (260)  $  (151)  $28,598
                                                                                                                         --------
  Components of comprehensive income:
    Foreign currency translation adjustment                                                                       (159)     (159)
    Net income                                                                      3,014                                  3,014
                                                                                                                         --------
  Comprehensive income                                                                                                     2,855
  Dividends ($1.70 per share)                                                      (1,131)                                (1,131)
  Issuance of common stock                           3                   164                                                 167
  Exercise of employee stock options
  for notes receivable                               3                   125                              (128)                -
  Purchase of treasury stock                                                                   (523)                        (523)
  Reduction of notes receivable                                                                             4                  4
                                              ---------  ---------  ---------  ----------  --------  --------  --------  --------
Balance, June 30, 1998                             720          -       4,510      29,132    (3,698)     (384)     (310)   29,970
                                                                                                                         --------
  Components of comprehensive loss:
    Foreign currency translation adjustment                                                                       133        133
    Net loss                                                                     (14,887)                                (14,887)
                                                                                                                         --------
  Comprehensive loss                                                                                                     (14,754)
  Dividends ($0.95 per share)                                                      (647)                                   (647)
  Common stock issued for services                   1                   146                                                 147
  Conversion of minority interest                           2,040                                       (150)              1,890
  Employee stock purchases                                    900                                       (856)                 44
  Purchase of treasury stock - common                                                       (1,761)                       (1,761)
  Purchase of treasury stock - Class A                                                        (437)                         (437)
  Reduction of notes receivable                                                                           25                  25
                                              ---------  ---------  ---------  ----------  --------  --------  --------  --------
Balance, June 30, 1999                             721      2,940      4,656      13,598    (5,896)   (1,365)     (177)   14,477
                                                                                                                         --------
  Components of comprehensive loss:
    Foreign currency translation adjustment                                                                         43        43
    Net loss                                                                      (18,431)                               (18,431)
                                                                                                                        ---------
  Comprehensive loss                                                                                                     (18,388)
  Common stock issued for services                   2                   146                                                 148
  Redemption of common stock and related
  note receivable                                   (5)                 (187)                            192                   -
  Purchase of treasury stock - common                                                        (223)                          (223)
  Purchase of treasury stock - Class A                                                       (165)                          (165)
  Reduction of notes receivable                                                                           28                  28
                                              ---------  ---------  ---------  ----------  --------  --------  --------  --------
Balance, June 30, 2000                        $    718   $  2,940   $  4,615   $  (4,833)  $(6,284)  $(1,145)  $  (134)  $(4,123)
                                              =========  =========  =========  ==========  ========  ========  ========  ========

See  notes  to  consolidated  financial  statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS  IN  THOUSANDS)
===================================================================================================================
                                                                                      2000       1999       1998
                                                                                    ---------  ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing operations                                                $(26,508)  $(27,099)  $ (3,773)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Minority interest                                                                              7        243
       Depletion, depreciation and amortization                                       12,538     11,966     11,297
       Loss (gain) on sale of assets                                                    (101)       (91)     1,208
       Deferred income taxes                                                         (11,099)   (12,491)    (2,300)
       Exploration and impairment                                                      5,979     16,778      8,012
       Other, net                                                                      4,413      3,426       (589)
                                                                                    ---------  ---------  ---------
                                                                                     (14,778)    (7,504)    14,098
 Changes in assets and liabilities:
    Accounts receivable                                                                  420        (38)      (655)
    Gas in storage                                                                      (408)        92       (138)
    Income taxes receivable                                                            1,079     (4,344)     6,879
    Prepaid and other assets                                                             163      1,625     (3,375)
    Accounts payable                                                                     (42)    (6,348)     4,846
    Funds held for future distributions                                                  902       (337)      (301)
    Other                                                                              7,670     (7,252)   (10,583)
                                                                                    ---------  ---------  ---------
       Net cash provided (used) by operating activities from continuing operations    (4,994)   (24,106)    10,771
       Net cash provided by operating activities from disposed operations              7,286     30,009     25,338
                                                                                    ---------  ---------  ---------
       Net cash provided by operating activities                                       2,292      5,903     36,109
                                                                                    ---------  ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (19,299)   (25,245)   (22,901)
    Proceeds from sale of assets                                                         428      3,444        568
    Notes receivable and other                                                          (300)        70       (238)
                                                                                    ---------  ---------  ---------
       Net cash used by investing activities from continuing operations              (19,171)   (21,731)   (22,571)
       Net cash used by investing activities from disposed operations                (23,842)   (11,414)   (15,793)
                                                                                    ---------  ---------  ---------
       Net cash used by investing activities                                         (43,013)   (33,145)   (38,364)
                                                                                    ---------  ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                      16,250     27,500      1,298
    Principal payment on long-term debt                                              (29,094)    (3,084)      (296)
    Proceeds from short-term borrowing                                                 2,000
    Purchase of treasury stock and other financing activities                           (214)    (2,154)       161
    Prepayment of future gas delivery                                                 10,000          -
    Dividends paid                                                                         -       (967)      (834)
                                                                                    ---------  ---------  ---------
       Net cash provided (used) by financing activities from continuing operations    (1,058)    21,295        329
       Net cash provided (used) by financing activities from disposed operations      32,926     (2,375)     2,050
                                                                                    ---------  ---------  ---------
       Net cash provided by financing activities                                      31,868     18,920      2,379
                                                                                    ---------  ---------  ---------
       Net increase (decrease) in cash and cash equivalents                           (8,853)    (8,322)       124
       Cash and cash equivalents, beginning of period                                 12,163     20,485     20,361
                                                                                    ---------  ---------  ---------
 Cash and cash equivalents, end of period                                           $  3,310   $ 12,163   $ 20,485
                                                                                    =========  =========  =========

 The  accompanying  notes  are  an integral part of these condensed consolidated financial  statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  YEARS  ENDED  JUNE  30,  2000,  1999  AND  1998
--------------------------------------------------------------------------------

1.   NATURE OF ORGANIZATION

     Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries. The Company's industry segments are discussed at Note 16.

     The Company, primarily through Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin of West Virginia, Pennsylvania and Ohio.

     The Company, through its wholly owned subsidiaries Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"), is also engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, New Zealand and Australia.

     In  August  2000,   the  Company  sold  its  wholly  owned   regulated  gas
     distribution   utility,    Mountaineer   Gas   Company   and   Subsidiaries
     ("Mountaineer"). See Note 3.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed by the Company.

     The following is a summary of the significant accounting policies followed by the Company.

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company; Eastern American and its subsidiaries; Westech and WENZ and its investment in certain New Zealand oil and gas exploration joint ventures. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All significant intercompany transactions have been eliminated in consolidation.

     Fourth  Quarter  Results  -  During  the fourth quarter of fiscal 2000, the
     ------------------------
     Company had the normal weather related decline in earnings. In addition, the Company reported a $4.9 million gas purchase commitment charge. See
     Note 13.

     Cash  and  Cash  Equivalents - Cash and cash equivalents include short-term
     ----------------------------
     investments maturing in three months or less from the date acquired.

     Property,  Plant  and  Equipment - Oil and gas properties are accounted for
     --------------------------------
     using the successful efforts method of accounting. Under this method, certain expenditures such as exploratory geological and geophysical costs, exploratory dry hole costs, delay rentals and other costs related to exploration are recognized currently as expenses. All direct and certain indirect costs relating to property acquisition, successful exploratory wells, development costs, and support equipment and facilities are capitalized. The Company computes depletion, depreciation and amortization of capitalized oil and gas property costs on the units-of-production method using proved developed reserves. Direct production costs, production overhead and other costs are charged against income as incurred. Gains and losses on the sale of oil and gas property interests are generally recognized as income.

     Other property, equipment, pipelines and buildings are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to 30 years.

     Repairs and maintenance costs are charged against income as incurred; significant renewals and betterments are capitalized. Gains and losses on dispositions of property, equipment, pipelines and buildings are recognized as income.

     At June 30 property, plant and equipment consisted of the following (in thousands):

     Other property, equipment, pipelines and buildings are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to 30 years.

     Repairs and maintenance costs are charged against income as incurred; significant renewals and betterments are capitalized. Gains and losses on dispositions of property, equipment, pipelines and buildings are recognized as income.

     At June 30 property, plant and equipment consisted of the following (in thousands):

                                                                  2000       1999
                                                                ---------  ---------
     Oil and gas properties                                     $219,259   $207,904
     Other property and equipment                                 14,167     13,675
     Pipelines                                                    18,842     19,021
                                                                ---------  ---------
                                                                 252,268    240,600
     Less accumulated depletion, depreciation and amortization   (92,106)   (82,158)
                                                                ---------  ---------
     Net property, plant and equipment                          $160,162   $158,442
                                                                =========  =========

     Long-Lived  Assets  -  Statement of Financial Accounting Standards ("SFAS")
     ------------------
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires all companies to assess long-lived assets and assets to be disposed of for impairment. For the three years ended June 30, 2000, the Company determined that no impairment needed to be recognized for applicable assets.

     Gas  in  Storage - Gas in storage is stated at the lower of average cost or
     ----------------
     market  value.

     Deferred  Financing  Costs  -  Certain  legal,  underwriting fees and other
     --------------------------
     direct expenses associated with the issuance of credit agreements, lines of credit and other financing transactions have been capitalized. These financing costs are being amortized over the term of the related credit agreement.

     Foreign  Currency  Translation  -  The  translation  of  applicable foreign
     ------------------------------
     currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The cumulative translation adjustment is included in stockholders' equity.

     Income  Taxes  -  Deferred  income  taxes  reflect the impact of "temporary
     -------------
     differences" between assets and liabilities recognized for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109, "Accounting For Income Taxes".

     Gas  Delivery  Obligation  -  Gas  delivery  obligation represents deferred
     -------------------------
     revenues on gas sales where the Company has received an advance payment. The Company recognizes the actual gas sales revenue in the period the gas delivery takes place.

     Revenues  and  Gas  Costs - Oil and gas sales are recognized as income when
     -------------------------
     the oil or gas is produced and sold. Gas costs are expensed as incurred.

     Stock  Compensation  -  As  permitted  under  SFAS No. 123, "Accounting for
     -------------------
     Stock-Based Compensation", the Company has elected to continue to measure compensation costs for stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     Use  of  Estimates  - The preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Prior  Year Reclassifications - Certain amounts in the financial statements
     -----------------------------
     of prior years have been reclassified to conform to the current year presentation.

     Concentration  of  Credit  Risk  -  The Company maintains its cash accounts
     -------------------------------
     primarily with a single bank and invests cash in money market accounts, which the Company believes to have minimal risk. As operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous U.S. oil and gas purchasers, and pays vendors on behalf of joint owners for oil and gas services. Both purchasers and joint owners are located primarily in the northeastern United States. The risk of nonpayment by the purchasers or joint owners is considered minimal and has been considered in the Company's allowance for doubtful accounts.

     Environmental  Concerns  -  The  Company  is  continually taking actions it
     -----------------------
     believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2000, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position of the Company.

     Recent  Accounting Pronouncements - As of July 1, 2000, the Company adopted
     ---------------------------------
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place at June 30, 2000 will be designated as cash flow hedges. Adoption of SFAS No. 133 on July 1, 2000, resulted in recording $3.4 million of decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets.

     Supplemental  Disclosures of Cash Flow Information - Supplemental cash flow
     --------------------------------------------------
     information for the years ended June 30 is as follows (in thousands):

                                                             2000     1999     1998
                                                            -------  -------  -------
      Cash paid for:
        Interest                                            $21,360  $19,192  $18,829
        Income taxes, net                                       242    1,376    1,234
      Noncash investing and financing activities:
         Dividends declared and unpaid at year end                                316
         Seller financed acquisition                                     150      943
         Acquisition of property for cancellation of notes            1,900


3.   DISPOSITIONS

     On December 20, 1999, the Company agreed to sell its wholly-owned regulated gas distribution utility, Mountaineer, to Allegheny Energy, Inc. ("Allegheny") pursuant to a stock purchase agreement for $323 million, which includes the assumption of approximately $100 million of long term debt and was subject to certain adjustments. The transaction closed on August 18, 2000 and will be recorded in the first quarter of fiscal year 2001. The transaction will result in a pre-tax gain for the Company estimated at approximately $165 million.

     The Company also entered into a gas sale and purchase agreement with Allegheny whereby it will begin the delivery of natural gas beginning on or after July 1, 2001. The Company has received a $10 million prepayment pursuant to the agreement, which is recorded as long term deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.

     The utility operations have historically been reported as a separate segment. As a result of the sale, its disposition is considered, for accounting purposes, to be a discontinued business. Accordingly, amounts in the financial statements and related notes thereto for all periods presented therein have been restated to reflect discontinued operations accounting. Summarized financial statements for the disposed business, as of and for the year ended June 30 are as follows, in thousands:

                                               2000      1999
                                             --------  --------
      ASSETS
         Cash and cash equivalents           $  1,089  $    457
         Accounts receivable                   19,780    22,117
         Prepaid and other current assets      30,369    24,682
                                             --------  --------
            Total current assets               51,238    47,256
         Property, plant and equipment, net   167,121   156,873
         Deferred utility charges              15,983    18,785
         Other                                  2,605     2,674
                                             --------  --------
      TOTAL                                  $236,947  $225,588
                                             ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
         Accounts payable                    $ 13,111  $ 24,575
         Short term borrowings                  9,944    16,799
         Other current liabilities             17,829    18,596
                                             --------  --------
            Total current liabilities          40,884    59,970
         Long-term debt                       100,116    60,135
         Deferred income tax liability         22,472    22,991
         Other long-term obligation            10,096    10,819
                                             --------  --------
            Total liabilities                 173,568   153,915
            Total stockholders' equity         63,379    71,673
                                             --------  --------
      TOTAL                                  $236,947  $225,588
                                             ========  ========


                                                  2000      1999       1998
                                                --------  ---------  ---------
      REVENUES:
         Utility gas sales and transportation   $169,173  $158,439   $156,579
         Other revenue                             9,709    13,664     14,298
                                                --------  ---------  ---------
                                                 178,882   172,103    170,877
                                                --------  ---------  ---------
      COST AND EXPENSES:
         Utility gas purchased                    83,840    73,842     85,166
         Utility operations and maintenance       23,166    22,496     22,084
         General and administrative (1)           19,876    15,533     14,858
         Depreciation and depletion               11,764    10,871      9,527
         Taxes, other than income                 14,734    14,013     13,568
         Other                                     5,575     9,706      9,400
                                                --------  ---------  ---------
                                                 158,955   146,461    154,603
                                                --------  ---------  ---------
         Income from operations                   19,927    25,642     16,274
                                                --------  ---------  ---------
      OTHER (INCOME) EXPENSE
         Interest                                  8,146     6,432      6,264
         Other                                       733      (183)       (87)
                                                --------  ---------  ---------
         Income before income taxes               11,048    19,393     10,097
      Provision for income taxes                   3,691     7,901      4,030
                                                --------  ---------  ---------
      NET INCOME                                $  7,357  $ 11,492   $  6,067
                                                ========  =========  =========

         (1) Includes $720 in management fees paid to the Company, which is subsequently eliminated in consolidation.

                                                                2000       1999       1998
                                                              ---------  ---------  ---------
      CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                           $  7,357   $ 11,492   $  6,067
         Adjustment to reconcile earnings to net cash
                    provided by operating activities
            Depletion, depreciation and amortization            11,764     10,871      9,528
            Other, net                                             745      1,540      4,173
         Changes in assets and liabilities:
         Current assets                                         (3,027)    (3,041)     3,715
         Current liabilities                                    (9,641)     7,822        341
                                                              ---------  ---------  ---------
            Net cash provided by operating activities            7,198     28,684     23,824
                                                              ---------  ---------  ---------
      CASH FLOWS FROM INVESTING ACTIVITIES
         Expenditures for property, plant and equipment        (23,842)   (11,414)   (15,793)
                                                              ---------  ---------  ---------
            Net cash used by investing activities              (23,842)   (11,414)   (15,793)
                                                              ---------  ---------  ---------
      CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term debt                           40,000
         Short term borrowings, net                             (6,855)    (2,375)     3,450
         Debt issuance costs and other                            (219)
         Dividends to parent company                           (15,650)   (15,500)   (10,875)
                                                              ---------  ---------  ---------
            Net cash provided (used) by financing activities    17,276    (17,875)    (7,425)
                                                              ---------  ---------  ---------
            Net increase in cash and cash equivalents              632       (605)       606
            Cash and cash equivalents, beginning of period         457      1,062        456
                                                              ---------  ---------  ---------
      Cash and cash equivalents, end of period                $  1,089   $    457   $  1,062
                                                              =========  =========  =========

     The income from operations of utility totaling $8.1 million, net of a tax provision of $3.6 million, includes net earnings from discontinued operations for the six month period ended December 31, 1999 (the pre-measurement period) of $4.5 million, net of tax provision of $2.3 million and net earnings from discontinued operations for the six month period January 1, 2000 to June 30, 2000 (post-measurement period) of $3.6 million, net of tax provision of $1.4 million. Net earnings during the post-measurement period are included herein and not deferred and included within the gain on disposal computation since such earnings are considered to have been realized. Estimated net losses from discontinued operations for the period of July 1, 2000 to August 18, 2000 (disposal date) of $1.9 million, net of tax benefit of $1.2 million, will be recorded in the first quarter of fiscal year 2001 and included, as a reduction, in the computation of the gain on disposal of utility segment. When aggregated, net earnings from discontinued operations for the period of December 20, 1999 (measurement date) to August 18, 2000 (disposal date) totals $6.2 million, net of tax provision $2.5 million.

4.   RISK MANAGEMENT


     Options,  Future  Contracts, and Swap Agreements -The Company is a party to
     ------------------------------------------------
     natural gas options, future contracts and swap agreements in the normal course of business. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the consolidated balance sheets.


     At June 30, 2000, the Company had swap agreements maturing from July 2000 through October 2001 covering 5,176,600 Mmbtu of gas. The Company receives a fixed price in exchange for a variable price on 4,760,000 Mmbtu and receives a variable price in exchange for a fixed price on 416,600 Mmbtu. The Company's net unrealized loss related to these agreements was approximately $3.4 million at June 30, 2000.

     At June 30, 1999, the Company had over-the-counter natural gas futures and options contracts related to gas sale commitments covering 3,553,000 Mmbtu of gas maturing through June 2000. As these contracts were designated as hedges, any gains or losses resulting from market price changes were included in oil and gas sales for the month to which the contract is applicable. The Company's net unrealized loss related to these contracts was approximately $88,000 at June 30, 1999.

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

     In addition, at June 30, 1999, the Company had natural gas fixed price purchase option contracts for the purchase and physical delivery of 615,000 Mmbtu of gas expiring through October 1999. The cost of these options, which totaled approximately $190,000 for the year ended June 30, 1999, is included in Cost of Gas Sales for the month to which the options were applicable. At June 30, 1999, the remaining options, for the months of July 1999 through October 1999, are carried at cost that totaled $189,875 and approximates fair value.

     For the years ended June 30, 2000, 1999 and 1998, the Company recognized a net loss on its natural gas hedging activities of $805,400, $32,200 and $47,000, respectively.



5.   DEBT

     Long-Term Debt - At June 30  long-term  debt consisted of the following (in
     ---------------
     thousands):

                                                                         2000       1999
                                                                       ---------  ---------
      ECA senior subordinated notes, interest at 9.5% payable
        semi-annually, due May 15, 2007                                $200,000   $200,000
      ECA revolving credit, interest floating at Prime, plus 1.5% or
         LIBOR plus 3%, due 2002                                         12,000     25,000
      Installment notes payable, at interest rates ranging from
        6.2% to 8%                                                        1,661      1,504
                                                                       ---------  ---------
                                                                        213,661    226,504
      Less current portion                                               (1,086)    (6,618)
                                                                       ---------  ---------
                                                                       $212,575   $219,886
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

     Scheduled maturities of the Company's long-term debt at June 30, 2000 for each of the next five years and thereafter are as follows (in thousands):


                           2001      $          1,086
                           2002                12,113
                           2003                   113
                           2004                   113
                           2005                   113
                     Thereafter               200,123
                                    -----------------
                                      $       213,661
                                     ================


     Revolving  Credit - The Company had a $22 million revolving credit facility
     -----------------
     secured by certain properties, interest and contracts. The interest rate is variable based on Eurodollars or other defined basis. The annual commitment fee ranges between 0.3% and 0.625% depending on usage. As of June 30, 2000, $12.8 million was outstanding under this facility. On August 18, 2000, the balance, $19.8 million, was paid in full and the credit agreement was terminated.

     Other  Credit  Facilities  - As of June 30, 1999, Eastern American had a $3
     -------------------------
     million letter of credit, issued by a bank in support of Eastern American's obligations under a gas purchase contract with the royalty trust (see Note
     13). The letter of credit reduced by $3 million on June 30 of each year until its expiration on June 30, 2000. As of June 30, 2000 and 1999, no amounts had been drawn under the letter of credit. Eastern American also has an unsecured revolving line of credit totaling $2 million, which expires November 30, 2000 and charges an interest rate of prime plus 0.5%. As of June 30, 2000 and 1999, $2 million and $0 were outstanding under the line of credit.

     Seller  Financed  Note  -  In  1998,  the  Company  purchased a natural gas
     ----------------------
     gathering system in West Virginia for $1.2 million. The Company paid $0.3 million in cash and issued a note for the balance payable to the seller in 100 consecutive equal monthly payments. As of June 30, 2000 and 1999, the balance of the note was approximately $0.7 million and $0.8 million.

6.   INCOME TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                                      2000       1999       1998
                                                    ---------  ---------  --------
      Current:
        Federal                                     $   (666)  $   (340)  $   337
        State                                            (46)      (302)      (50)
                                                    ---------  ---------  --------
        Total current                                   (712)      (642)      287
                                                    ---------  ---------  --------
      Deferred:
        Federal                                      (11,477)    (9,386)   (3,733)
        State                                            378     (3,105)    1,433
                                                    ---------  ---------  --------
        Total deferred                               (11,099)   (12,491)   (2,300)
                                                    ---------  ---------  --------
        Total provision (benefit) for income taxes  $(11,811)  $(13,133)  $(2,013)
                                                    =========  =========  ========

     A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30 is summarized below (in thousands):

                                                               2000       1999       1998
                                                             ---------  ---------  --------
      Tax expense (benefit) at the federal statutory rate    $(13,028)  $(13,676)  $(1,885)
      State taxes, net of federal tax effects                  (1,781)    (2,664)     (260)
      Foreign losses                                                                   838
      Section 29 tax credits                                      216        921    (1,783)
      Change in valuation allowance on federal, foreign
       and state deferred tax assets, net of federal effect     2,000       (592)      571
      Investment tax credit expiration                            532        530
      IRS adjustment                                                         519
      Other, net                                                  250      1,829       506
                                                             ---------  ---------  --------
      Provision (benefit) for income taxes                   $(11,811)  $(13,133)  $(2,013)
                                                             =========  =========  ========

     During fiscal 1999, the Company finalized an IRS examination resulting in payments for prior taxes of $0.5 million. In addition, Section 29 credits for 1998 were not utilized because of reductions to regular taxable income and have been added to the current year's tax provision.

     Components of the Company's federal and state deferred tax assets and liabilities, as of June 30, are as follows (in thousands):

                                                                 2000                            1999
                                                      =============================  ==============================
                                                      Federal    State      Total     Federal    State      Total
                                                     ---------  --------  ---------  ---------  --------  ---------
       Deferred tax assets:
         Bad debt allowance                          $    168   $    45   $    213   $    161   $    43   $    204
         Deferred compensation and profit sharing         162        43        205        162        43        205
         Tax credits and carryforwards                 19,678    10,904     30,582     13,058     8,774     21,832
         Other long-term obligations                    1,272       337      1,609      1,272       337      1,609
         Other                                         10,392     2,683     13,075      7,746     2,016      9,762
                                                     ---------  --------  ---------  ---------  --------  ---------
           Total deferred tax assets                   31,672    14,012     45,684     22,399    11,213     33,612
                                                     ---------  --------  ---------  ---------  --------  ---------
       Deferred tax liabilities:
         Property, plant and equipment                (15,887)   (4,206)   (20,093)   (16,181)   (4,283)   (20,464)
         Federal income tax on state tax credits       (2,999)              (2,999)    (2,983)              (2,983)
         Other liabilities                             (8,397)   (2,168)   (10,565)    (7,648)   (1,991)    (9,639)
                                                     ---------  --------  ---------  ---------  --------  ---------
           Total deferred tax liabilities             (27,283)   (6,374)   (33,657)   (26,812)   (6,274)   (33,086)
                                                     ---------  --------  ---------  ---------  --------  ---------
       Valuation allowance                                       (7,951)    (7,951)              (4,920)    (4,920)
                                                     ---------  --------  ---------  ---------  --------  ---------
       Net deferred income tax asset (liability)        4,389      (313)     4,076     (4,413)       19     (4,394)
       Current deferred tax asset (liability)            (259)      (70)      (329)       152        39        191
                                                     ---------  --------  ---------  ---------  --------  ---------
       Net long-term deferred tax asset (liability)  $  4,648   $  (243)  $  4,405   $ (4,565)  $   (20)  $ (4,585)
                                                     =========  ========  =========  =========  ========  =========

     At June 30, 2000, the Company has the following federal and state tax credits and carryforwards (in thousands):

                                                 Year of
                                       Amount   Expiration
                                      --------  ----------
      AMT and Section 29 tax credits  $ 11,723        None
      Investment tax credits                80   2000-2001
      Net operating loss carryover       7,875        2020
                                      --------
      Total federal credits           $ 19,678
                                      ========

      West Virginia tax credits       $  8,820        2002
      Net operating loss carryover       2,084        2015
                                      --------
      Total state credits             $ 10,904
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

7.   EMPLOYEE BENEFIT PLANS

     The Company and certain subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. One-half of the pool is generally paid to eligible employees within 120 days of the end of the fiscal year and one-half is deferred to the following year. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however, employees with less than two years of employment may participate under certain circumstances. The Company recognized $0.9 million, $0 and $1.7 million of profit sharing expense during the years ended June 30, 2000, 1999, and 1998, respectively.

     For certain subsidiaries, the Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $232,800, $182,600 and $153,600 for the years ended June 30, 2000, 1999, and 1998, respectively.

8.   CAPITAL STOCK

     Voting  Common  Stock-  In  May 1995, the Company was reincorporated in the
     ---------------------
     State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

     The Company has an agreement with a stockholder covering the sale or disposition of 59,600 shares of common stock, at June 30, 2000, that provides the stockholder cannot sell stock without first offering such shares to the Company. Under certain circumstances, the Company would be required to purchase the related stock if not previously tendered to the Company or otherwise sold or disposed of in accordance with the provisions of the agreement.

     Class  A  Non-Voting Common Stock - In August 1998, the Company amended its
     ---------------------------------
     articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock. The Company then offered and exchanged 13,517 shares of its new Class A stock for the outstanding Class A stock of its subsidiaries, owned by certain employees, officers and directors. The minority interest carrying value prior to exchange, which reflected the subsidiaries' Class A shares, was the basis used to record the issuance of the Company's new Class A stock.

     Treasury  Stock - At June 30, 2000, the Company had 78,012 shares of voting
     ---------------
     common stock in treasury, carried at cost. The Company purchased 2,660 and 20,704 shares of voting common stock during the years ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Company also had 6,227 shares of non-voting Class A stock in treasury, carried at cost. The Company purchased 1,711 and 4,516 shares of non-voting Class A stock during the years ended June 30, 2000 and 1999, respectively.

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
                                            ---------
                                               30,000
                                            =========

     No options were exercised for either of the years ended June 30, 2000 or 1999. Therefore, as of June 30, 2000, a total of 20,004 options were exercisable. Fair value of the options at the grant dates, as estimated by management, was nominal.

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

9.   EARNINGS PER SHARE

     A reconciliation of the components of basic and diluted net loss from continuing operations per common share as of June 30, for the years indicated, is as follows:

                                                                          Per-Share
                                                      Income      Shares    Amount
                                                   -------------  -------  --------
2000
----
       Basic and Diluted Earnings per Share
          Loss available to common shareholders    $(26,508,000)  660,928  $(40.11)
1999
----
       Basic and Diluted Earnings per Share
          Loss available to common shareholders    $(27,099,000)  672,973  $(40.27)
1998
----
       Basic and Diluted Earnings per Share
          Income available to common shareholders  $ (3,773,000)  665,074  $ (5.67)

     The effect of stock options was not included in the computation of diluted net loss per share during fiscal years 2000 and 1999 because to do so would have been antidilutive. There were no stock options outstanding during fiscal 1998.


10.  UNCONSOLIDATED AFFILIATE

     The Company owns a 25.4% interest in the successor limited liability corporation, Breitburn Energy Corporation ("BEC"). The Company's investment in BEC is accounted for under the equity method. As the Company's share of net losses in BEC has exceeded the carrying amount of the investment, the investment has been reduced to zero until the Company's share of net income equals its share of unrecognized net losses. Summarized financial information for BEC as of and for the years ended June 30, is as follows (in thousands):

                                        2000      1999      1998
                                       -------  --------  --------
      Current assets                   $ 8,644  $ 5,914
      Oil and gas properties            79,480   50,415
      Other assets                       3,157    1,742
                                       -------  --------
         Total assets                  $91,281  $58,071
                                       =======  ========

      Current liabilities              $10,100  $ 5,340
      Long-term debt                    52,900   26,200
      Other liabilities                  1,131      190
      Equity                            27,150   26,341
                                       -------  --------
        Total liabilities and equity   $91,281  $58,071
                                       =======  ========

      Net sales                        $17,658  $11,655   $ 8,969
                                       =======  ========  ========
      Gross profit                     $ 3,179  $(1,218)  $ 2,379
                                       =======  ========  ========
      Net income (loss)                $ 1,155  $(2,557)  $(1,772)
                                       =======  ========  ========

11.  OPERATING LEASES

     The Company has noncancelable operating lease agreements for the rental of office space, computer and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.2, $1.2 and $1.0 million for the years ended June 30, 2000, 1999 and 1998, respectively.

     At June 30, 2000 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):


                             2001       $      1,243
                             2002              1,090
                             2003                957
                             2004                792
                             2005                680
                       Thereafter                  -
                                        ------------
                                        $      4,762
                                        ============

12.  RELATED PARTY TRANSACTIONS

     The Company has entered into a rental arrangement for office space from a partnership in which certain officers are partners. Rent payments totaled $415,700, $374,200 and $339,470 for the years ended June 30, 2000, 1999 and
     1998, respectively.

     The Company advanced funds to certain officers, generally at 8% interest. Balances totaled $0.1 million and $0.5 million, respectively, at June 30, 2000 and 1999.

     In 1998, the Company issued promissory notes to certain employees as part of a Class A incentive stock purchase agreement, whereby 13,669 shares were issued at $75 per share. The carry value of these notes was $1.0 million at June 30, 2000 and 1999. The notes have interest rates of 6.5% and 8%. A provision in the agreement cancels the principal balance if the employee remains in the continuous employment of the Company through December 31, 2005. In addition, between 1995 and 1997, the Company issued 19,200 shares of common stock as part of an incentive stock option agreement with two officers. Promissory notes were issued for $0.2 million, which was also the carrying value at June 30, 2000 and 1999. Interest rates are calculated at LIBOR plus 1.5%. No cancellation provision was included with this stock incentive program.

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



13.  COMMITMENTS AND CONTINGENCIES

     In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of a royalty trust.

     A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment and was classified as deferred trust revenue. Certain gas production attributable to the royalty trust is purchased by a wholly owned subsidiary of the Company pursuant to a gas purchase contract, which expires in 2013. The purchase price under the contract is based on escalating fixed price and spot market components. The fixed price component expired on January 1, 2000. As of June 30, 2000, the Company determined that due to the rising cost of transporting gas and diminishing margins, losses are expected on the Company's purchase commitment. A purchase commitment loss of $4.9 million was accrued and $6.2 million was reclassified from deferred trust revenue to other long term obligations. Unamortized deferred trust revenue is $4.3 million and $12.0 million at June 30, 2000 and 1999, respectively.

     In connection with an existing gas delivery obligation agreement, whereby Eastern American received an advance payment, a subsidiary of Eastern American entered into a credit line deed of trust, which has an available balance of $5.0 million as of June 30, 2000 to collateralize its performance under the gas delivery obligation. This credit line deed of trust declines at a rate of 7.5% per year.

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.



14.  FINANCIAL INSTRUMENTS

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

                                          2000               1999
                                 ====================  ===================
                                 Carrying      Fair    Carrying     Fair
                                   Value      Value      Value     Value
                                 ---------  ---------  ---------  --------
        Notes receivable         $   2,657  $  2,657   $   4,749  $  4,695
        Long-term debt             212,575   140,000     226,504   206,505
        Futures, swaps, options          -    (3,400)        490       430

     The Company in estimating the fair value of its financial instruments used the following methods and assumptions:

     Notes  Receivable  -  The notes receivable accrue interest at a fixed rate.
     -----------------
     Fair value was estimated using discounted cash flows based on current interest rates for notes with similar credit characteristics and maturities.

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

     Futures,  swaps and options - The fair value of these instruments are based
     ---------------------------
     on  quoted  market  prices.

15.  CONTRACT SETTLEMENT

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

     Although the Company terminated all rights and obligations under the contract, the Company retained its 10% limited partnership interest in Seneca. For the fiscal year ended June 30, 1998, the Company recorded partnership distributions of $10.0 million, comprised of $7.2 million in cash and $2.8 million of Niagara common stock. The Niagara stock was sold in November 1998 for $2.9 million. No partnership distributions were received in fiscal years 2000 or 1999.

16.  INDUSTRY SEGMENTS

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. Management utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploratory costs ("EBITDAX") to evaluate each segment's operations.

     Summarized financial information for the Company's reportable segments is shown in the following table. The "other" column includes items related to corporate items (in thousands):

                                          Exploration    Marketing
                                              and           and
                                          Production     Pipeline     Other     Consolidated
                                         -------------  -----------  --------  --------------
                   2000
 Sales to unaffiliated customers         $     29,763   $   72,156             $     101,919
 Intersegment revenues                                                                     -
 Depreciation, depletion, amortization         10,349        1,031       359          11,739
 Exploratory costs                              8,347                                  8,347
 Operating profit (loss)                       (5,048)      (6,871)   (4,576)        (16,495)
 Interest expense                                 110            2    22,190          22,302
 EBITDAX                                        9,270       (1,287)   (3,914)          4,069
 Total assets                                 122,033       67,522    19,341         208,896
 Capital expenditures                          19,074          148        77          19,299
---------------------------------------  -------------  -----------  --------  --------------
                   1999
 Sales to unaffiliated customers         $     24,836   $   81,279   $   191   $     106,306
 Intersegment revenues                                       7,194                     7,194
 Depreciation, depletion, amortization          9,713        1,104       350          11,167
 Exploratory costs                             19,261                                 19,261
 Operating profit (loss)                      (17,794)         929    (4,224)        (21,089)
 Interest expense                                 113                 20,009          20,122
 EBITDAX                                       11,638        2,033    (3,353)         10,318
 Total assets                                 121,852       58,420    35,666         215,938
 Capital expenditures                          22,139          506     2,600          25,245
---------------------------------------  -------------  -----------  --------  --------------
                   1998
 Sales to unaffiliated customers         $     26,523   $  136,279   $10,030   $     172,832
 Intersegment revenues                            958       19,669                    20,627
 Depreciation, depletion, amortization          9,285        1,066       159          10,510
 Exploratory costs                              8,262                                  8,262
 Operating profit (loss)                       (3,471)      14,925     5,971          17,425
 Interest expense                                 248                 19,875          20,123
 EBITDAX                                       10,736       15,991     6,382          33,109
 Total assets                                 129,621       64,955    24,467         219,043
 Capital expenditures                          19,952          590     2,359          22,901
---------------------------------------  -------------  -----------  --------  --------------

     Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, corporate and elimination items. Included in the exploration and production segment are net long-lived assets located in New Zealand and Australia of $3.9, $1.8 and $1.4 million, as of June 30, 2000, 1999, and 1998.

SUPPLEMENTAL  INFORMATION  ON  OIL  AND  GAS  PRODUCING  ACTIVITIES  (UNAUDITED)

Costs - The following tables set forth capitalized costs as of June 30 and costs
-----
incurred, including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                  2000       1999       1998
                                                ---------  ---------  ---------
 Capitalized costs:
   Proved properties                            $208,271   $196,554   $187,689
   Unproved properties                            10,988     11,351     14,428
                                                ---------  ---------  ---------
   Total                                         219,259    207,905    202,117
   Less accumulated depletion and depreciation   (76,458)   (68,804)   (61,521)
                                                ---------  ---------  ---------
 Net capitalized costs                          $142,801   $139,101   $140,596
                                                =========  =========  =========

 Companyshare of equity method investeenet
   capitalized costs                            $ 18,693   $ 11,607   $  9,474
                                                =========  =========  =========

 Costs incurred:
   Acquisition of proved properties             $  4,160   $  2,088   $    694
   Development costs                               5,869      7,527      9,336
   Exploration costs                               8,693     13,589      9,154
                                                ---------  ---------  ---------
 Total costs incurred                           $ 18,722   $ 23,204   $ 19,184
                                                =========  =========  =========

 Companyshare of equity method investeetotal
   costs incurred                               $  7,759   $  3,966   $    944
                                                =========  =========  =========

Results  of  Operations  -  The  results of operations for oil and gas producing
-----------------------
activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                                2000      1999       1998
                                              --------  ---------  --------
 Revenues from sale of oil and gas            $23,869   $ 18,295   $20,730
 Less:
   Production costs                             8,849      9,005     8,545
   Production taxes                             1,198        964     1,073
   Exploration and impairment                   8,347     19,261     8,262
   Depletion, depreciation and amortization     8,847      7,915     7,599
   Income tax expense (benefit)                (1,181)    (6,597)   (1,662)
                                              --------  ---------  --------
 Income (loss) from oil and gas operations    $(2,191)  $(12,253)  $(3,087)
                                              ========  =========  ========

 Companyshare of equity method investee
   income from oil and gas operations         $ 1,857   $    183   $   714
                                              ========  =========  ========

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

                                                          Natural Gas   Crude Oil
                                                             (Mmcf)      (Mbbls)
                                                          ------------  ----------
Proved reserves:
  June 30, 1997                                               145,780       1,233
    Revisions of previous estimates                              (945)        (49)
    Extensions and discoveries                                 14,209         205
    Purchases of reserves in place                              1,002          79
    Sales of reserves in place                                                (11)
    Production                                                 (7,266)       (125)
                                                          ------------  ----------
  June 30, 1998                                               152,780       1,332
    Revisions of previous estimates                            (1,384)       (229)
    Extensions and discoveries                                  5,049          74
    Sales of reserves in place                                   (674)        (85)
    Production                                                 (7,184)       (133)
                                                          ------------  ----------
  June 30, 1999                                               148,587         959
    Revisions of previous estimates                             4,656          71
    Extensions and discoveries                                  2,185          66
    Purchases of reserves in place                              9,461
    Production                                                 (7,399)       (113)
                                                          ------------  ----------
  June 30, 2000                                               157,490         983
                                                          ============  ==========

Proved developed reserves:
  June 30, 1998                                               122,255         735
  June 30, 1999                                               126,962         714
  June 30, 2000                                               141,067         738

Companyshare of equity method investeeproved reserve at:
  June 30, 1998                                                 2,077       3,113
  June 30, 1999                                                 5,529       9,907
  June 30, 2000                                                 7,402      13,681

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

Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                        2000        1999        1998
                                                     ----------  ----------  ----------
 Future cash in flows                                $ 606,382   $ 396,466   $ 412,866
 Future production and development costs              (178,968)   (144,274)   (151,068)
 Future income tax expense                            (121,000)    (47,000)    (48,241)
                                                     ----------  ----------  ----------
 Future net cash flows before discount                 306,414     205,192     213,557
 10% discount to present value                        (181,543)   (120,309)   (138,644)
                                                     ----------  ----------  ----------
 Standardized measure of discounted future net cash
   flows related to proved oil and gas reserves      $ 124,871   $  84,883   $  74,913
                                                     ==========  ==========  ==========

 Companyshare of equity method investee
   standardized measure of discounted future net
   cash flows                                        $  54,362   $  28,129   $  19,975
                                                     ==========  ==========  ==========

Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30 are as follows (in thousands):

                                                     2000       1999      1998
                                                   ---------  --------  ---------
 Standardized measure of discounted future
   net cash flows at beginning of period           $ 84,883   $74,913   $100,353
 Sales of oil and gas produced, net of
   production costs                                 (13,446)   (8,059)   (11,111)
 Net changes in prices and production costs          57,741    (1,107)    (8,192)
 Changes in production rates and other              (10.418)    5,421    (33,132)
 Extensions, discoveries and other additions, net
   of future production and development costs         2,886     3,977      5,657
 Changes in estimated future development costs        2,099     2,701     (1,495)
 Development costs incurred                           5,869     7,527      9,336
 Revisions of previous quantity estimates             5,731    (2,234)      (809)
 Purchase of reserves in place                       10,572                1,126
 Sales of reserves in place                                      (918)       (55)
 Accretion of discount                                8,488     7,491     10,035
 Net change in income taxes                         (29,534)   (4,829)     3,200
                                                   ---------  --------  ---------
 Standardized measure of discounted
   future net cash flows at end of period          $124,871   $84,883   $ 74,913
                                                   =========  ========  =========


                                    * * * * *



           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           -------     ----------------------------------------------
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

                                    PART III
                                    --------


                ITEM 10.     DIRECTORS AND OFFICERS OF REGISTRANT
                --------     ------------------------------------

     The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 2000 are listed below, together with a description of their experience and certain other information. All of the Directors were re-elected for a one year term at the Company's December 1999 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.


Name                     Age               Position with Company or Subsidiary
-----------------------  ---  --------------------------------------------------------------

John Mork                 52  President and Chief Executive Officer of the Company; Director
Joseph E. Casabona        57  Executive Vice President of the Company; Director
Michael S. Fletcher       51  Chief Financial Officer and Treasurer of the Company;
                              President of Mountaineer
J. Michael Forbes         40  Vice President of the Company
Donald C. Supcoe          44  Secretary of the Company; Senior Vice President of Mountaineer
Pamela T. Gates           53  Assistant Secretary of the Company
Edward J. Davies          58  President of Westech
W. Gaston Caperton, III   60  Director
Peter H. Coors            53  Director
L. B. Curtis              76  Director
John J. Dorgan            76  Director
Arthur C. Nielsen, Jr.    81  Director
F. H. McCullough, III     53  Director
Julie Mork                50  Director


     W. Gaston Caperton, III, has been a Director of the Company since 1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Governor Caperton is President and Chief Executive Officer of The College Board and President of the Caperton Group. Governor Caperton presently serves on the Boards of Directors of Owens Corning and United Bankshares.

     Joseph E. Casabona is Executive Vice President of the Company and has been a Director since its formation. Mr. Casabona joined Eastern American in 1985 and was Executive Vice President of Eastern American and a Director from 1987 until 1993. Mr. Casabona was employed in various audit staff capacities from 1967 to 1979 in the Pittsburgh, Pennsylvania office of KPMG Main Hurdman ("KPMG, Peat Marwick"), became a partner in the Firm in 1980 and was named Director of Accounting and Auditing of the Pittsburgh office in 1983. Mr. Casabona graduated from the University of Pittsburgh with a Bachelor of Science Degree in Business Administration and from the Colorado School of Mines with a Master of Science Degree in Mineral Economics. Mr. Casabona has been a Certified Public Accountant since 1969. Mr. Casabona has been a member of the Boards of Directors of the West Virginia and Pennsylvania Independent Oil and Gas Associations.

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Chairman of the Board and Chief Executive Officer of Coors Brewing Company and Chief Executive Officer of Adolph Coors Company. He received his Bachelor Degree in Industrial Engineering from Cornell University in 1969 and he earned his Master Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of USBank Corp.

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

     Edward J. Davies has been President of Westech and Managing Director of Westech Energy New Zealand since 1994. Previously, Mr. Davies was with Conoco Inc., where his most recent positions were General Manager Exploration and Managing Director Nigeria. Mr. Davies holds a Bachelor of Science in Geology from the University of Wales, a Doctor of Philosophy in Geology from the University of Alberta, and a Master of Science from the Massachusetts Institute of Technology Sloan School of Management.

     John J. Dorgan has been a Director of the Company since 1993. He served as a Director for Eastern American in 1992. He is a former Executive Vice President and consultant to Occidental Petroleum Corporation where he had worked in various capacities since 1972.

     Michael S. Fletcher has been Chief Financial Officer and Treasurer of the Company since December 1999. In addition, Mr. Fletcher has been President of Mountaineer since August 1998. Prior to that time, he also held the positions of Senior Vice President and Chief Financial Officer of Mountaineer. Before joining Mountaineer in 1987, Mr. Fletcher was a partner of Arthur Andersen and Company and was employed by that firm for fifteen years. Mr. Fletcher is a Certified Public Accountant and a board member for the Board of Risk and Insurance Management for the State of West Virginia. Mr. Fletcher graduated from Utah State University with a Bachelor Degree in Accounting.

     J. Michael Forbes has been Vice President of the Company since 1995. Prior to that, Mr. Forbes was an officer with Eastern American, which he joined in 1982. Mr. Forbes graduated with a Bachelor of Arts in Accounting and Finance from Glenville State College and is a Certified Public Accountant. He also holds a Master of Business Administration from Marshall University and is a graduate of Stanford University's Program for Chief Financial Officers.

Pamela T. Gates has been Assistant Secretary of the Company since 1999. Ms. Gates joined the Company in 1984 and is employed as an Executive Assistant.

     F. H. McCullough, III, has been a Director of the Company since 1993. Mr. McCullough was a Director of Eastern American from 1978 until 1993. Mr.
McCullough joined Eastern American in 1977 and served in various capacities until 1999. He is currently President of Neumedia, Inc. of Charleston, West Virginia, a fiber optic carrier. Mr. McCullough is a graduate of the University of Southern California with a Bachelor of Arts Degree in International Economics and two Masters Degrees in Business Administration and Financial Systems Management. He is a graduate of the Northwestern University Kellogg Graduate School of Management Executive Marketing Program.

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

     Donald C. Supcoe has been the Senior Vice President of Mountaineer since August 1998 and has served as the Corporate Secretary of the Company since December 1998. Prior to joining Mountaineer in August of 1998, he was the Vice President, General Counsel and Secretary of Eastern American with whom he had been employed since 1981. Mr. Supcoe is a past President of the Independent Oil and Gas Association of West Virginia and a past Vice President of the Independent Petroleum Association of America. Mr. Supcoe graduated from West Virginia University with a Bachelor of Science Degree in Business Administration. Mr. Supcoe received a Doctor of Jurisprudence Degree from West Virginia University College of Law.

                       ITEM 11.     EXECUTIVE COMPENSATION
                       --------     ----------------------

     The following table sets forth for fiscal year 2000 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                                      Salary    Bonus     Other         Total
                                                     --------  --------  -------       --------
John Mork                                            $253,141  $116,350  $40,051  (1)  $409,542
   President and Chief Executive Officer
Joseph E. Casabona                                    223,762    55,853   11,363  (2)   290,978
   Executive Vice President
Michael S. Fletcher                                   228,298   168,702   30,053  (3)   427,053
   Chief Financial Officer and Treasurer
   President of Mountaineer Gas Company
Edward J. Davies                                      184,885    31,000    5,587  (4)   221,472
   President of Westech Energy Corporation
Donald C. Supcoe                                      180,833    41,599   28,203  (5)   250,635
   Senior Vice President of Mountaineer Gas Company
_______________

(1)  Includes  $7,141 in compensation related to insurance policies provided for the benefit of
     John  Mork, $29,041  for  personal  use  of  company  owned  assets  and  $3,869  in  401K matching contributions.
(2)  lncludes  $5,377 in compensation related to insurance policies provided for the benefit of
     Joseph  E.  Casabona,  $2,603  for  personal  use  of  company  owned  assets  and  $3,383 in  401K  matching contributions.
(3)  Includes  $552  in compensation related to an insurance policy provided for the benefit of
     Michael  S.  Fletcher,  $19,496  for  personal  use  of  company  owned assets and $10,005 for employee dependent tuition  assistance.
(4)  Includes  $681  in compensation related to an insurance policy provided for the benefit of
     Edward  J.  Davies, $1,507 for  personal  use  of  company  owned  assets  and  $3,399  in
     401K  matching contributions.
(5)  Includes  $216  in compensation related to an insurance policy provided for the benefit of
     Donald  C.  Supcoe,  and  $27,987  for  personal  use  of  company  owned  assets.


                   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
                   --------     -----------------------------
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of September 1, 2000. The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.

                                                     Beneficial Ownership
                                                        Common Stock
                                                     -------------------
                                                      Number
                                                     of Shares  Percent
                                                     ---------  --------
 Kenneth W. Brill (1)                                   63,610     9.79%
 W. Gaston Caperton, III                                   480        *
 Joseph E. Casabona                                     30,376     4.68%
 Peter H. Coors                                            946        *
 L. B. Curtis                                           10,660     1.64%
 John J. Dorgan                                          1,130        *
 F. H. McCullough, III (3)                              90,485    13.93%
 John Mork (2)                                         369,943    56.95%
 Julie Mork (2)                                        369,943    56.95%
 Arthur C. Nielsen, Jr.                                 36,480     5.62%
 Donald C. Supcoe                                        3,200        *

 All officers and Directors as a group (11 persons)    607,310    93.49%
 _______________

   *  Less  than  one  percent.
 (1) Pursuant to agreements dated June 30, 1993 and July 8, 1996, Kenneth W. Brill granted the Company options to purchase 15,400 and 75,850 shares, respectively, of the Company Common Stock owned by him, of which 31,650 have been purchased by the Company.
 (2) Includes 361,380 shares held by John and Julie Mork as joint tenants, 2,663 shares held by Julie Mork individually, and 2,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.
 (3) Includes 88,405 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 880 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith McCullough Trust and the Kristin McCullough Trust.

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Stock,
(ii) the share ownership of the Company's Class A Stock by each Director, (iii) the share ownership of the Company's Class A Stock by certain executive officers and (iv) the share ownership of the Company's Class A Stock by all directors and executive officers as a group, in each case as of September 1, 2000. The business address of each officer an director listed below is: c/o Energy Corporation of American, 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237.

                                                    Beneficial Ownership
                                                       Class A Stock
                                                    -------------------
                                                     Number
                                                    of Shares  Percent
                                                    ---------  --------
 Joseph E. Casabona                                     5,791    30.02%
 Edward J. Davies                                       4,542    23.54%
 Michael S. Fletcher                                    2,250    11.60%
 John Mork (1)                                            796     4.13%
 Julie Mork (1)                                           796     4.13%
 Arthur C. Nielsen, Jr.                                 1,160     6.01%
 Donald C. Supcoe                                       1,667     8.64%

 All officers and Directors as a group (7 persons)     16,206    83.94%
_______________

*    Less  than  one  percent
(1)  Includes  796  shares  held  by  John  and  Julie  Mork  as  joint tenants.


                     ITEM 13.     CERTAIN RELATIONSHIPS AND
                     --------     -------------------------
                              RELATED TRANSACTIONS
                              --------------------

     Certain officers and Directors of the Company and members of their families regularly participate in the wells drilled by the Company on an actual costs basis and share in the costs and revenues on the same basis as the Company. The Company has the right to select the wells drilled and each participant is involved in all wells included within a Company drilling program (the "Drilling Program") and cannot selectively choose the wells in which to participate. The Company typically has a development drilling component and an exploration-drilling component within each year's Drilling Program. The officers and Directors and their family members may participate in either or both of the components. The following table identifies the participants' aggregate investment in the calendar years shown (in thousands):

                                   (4)     (5)
                                  2000     1999    1998
                                 -------  ------  ------
 Dale P. Andrews                 $   12   $  11   $   13
 K.W. Brill                                  60      174
 Gaston Caperton                    100              392
 Joseph E. Casabona                  50      37       52
 Peter Coors                         50      28       52
 L.B. Curtis                        129      70      109
 E.J. Davies                        129     113      101
 John J. Dorgan                      25      43       52
 Michael S. Fletcher                 50
 J. Michael Forbes                                     8
 Richard L. Grant                                     28
 F.H. McCullough, III                        85      160
 Lesley McCullough Trust (2)                           8
 Kristen McCullough Trust (2)                          8
 Meredith McCullough Trust (2)                         8
 Katherine McCullough Trust (2)                        8
 John Mork (1)                      771     351      799
 Alison Mork Trust (3)               25      28       41
 Kyle Mork Trust (3)                 25      28       41
 Arthur C. Nielsen, Jr.              50      43      139
 Kent Schamp                         26
 Donald C. Supcoe                                      8
 ECA Foundation                                       78
                                 -------  ------  ------
 Total                           $1,442   $ 897   $2,279
                                 =======  ======  ======

 _______________
 (1)  Interest  of  John  Mork  and  Julie  Mork  held  as  joint  tenants.
 (2)  Trusts for minor children of F. H. McCullough, III and Kathy L. McCullough.
 (3)  Trusts  for  minor  children  of  John  Mork  and  Julie  Mork.
 (4) These amounts represent only the amounts committed to the 2000 Drilling Program, the actual investment may vary.


     Certain officers, Directors and key employees of the Company have notes payable to the Company related to employee incentive stock options that were granted and exercised. The notes bear various interest rates, ranging from LIBOR to 8% per annum. As of June 30, 2000, in excess of $60,000, the following were indebted to the Company (in thousands):

 Dale P. Andrews      $   63
 Joseph E. Casabona      187
 Edward J. Davies        319
 J. Michael Forbes        96
 Michael S. Fletcher     187
 Donald C. Supcoe        209
                      ------
    Total             $1,061
                      ======

     Certain officers and Directors of the Company have borrowed money from the Company and have executed promissory notes. The notes bear interest at 8% per annum. As of June 30, 2000, the following were indebted to the Company (in thousands):

 Michael S. Fletcher  *  $115

 _______________
 * Promissory note is being forgiven over three years, assuming continuing employment.


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
                         ===============  =======

     The Company rents office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 42.86% by John Mork, 21.42% by each of F. H. McCullough, III and Joseph E. Casabona and 7.15% by each of Donald C. Supcoe and
J. Michael Forbes. The aggregate amount paid by the Company for rent to Energy Centre, Inc. was $415,700 for fiscal year 2000. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

                                     PART IV
                                     -------

                   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
                   --------     -----------------------------
                        SCHEDULES AND REPORTS ON FORM 8-K
                        ---------------------------------

(a)1.       Financial Statements
            The Financial Statements are filed as a part of this annual report at Item 8.

2.          Financial Statement Schedules
            The Financial Statements are filed as a part of this annual report at Item 8.

3.          Exhibits
            The following is a complete list of Exhibits filed as part of, or incorporated by reference to this Registration Statement:

     *     3.1     Articles  of  Incorporation of Energy Corporation of America.
     *     3.2     Amended  Articles  of  Incorporation of Energy Corporation of
                   America.
     *     3.3     Amended  Bylaws  of  Energy  Corporation  of  America.
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
                   May  5,  1995 between  Mountaineer  Gas  Company  and
                   Tennessee  Gas  Pipeline Company.
     *   10.16     FTS  Service Agreement No. 60266 dated May 20, 1998 between
                   Mountaineer  Gas  Company  and  Columbia  Gas  Transmission
                   Corporation.
     *   10.17     Incentive  Stock Purchase Agreement dated February 12, 1999 by and between  Energy  Corporation  of America and Michael
                   S. Fletcher.
     *   10.18     Incentive  Stock Purchase Agreement dated December 16, 1998 by and between  Energy  Corporation  of  America and Joseph
                   E. Casabona.
     *   10.19     Incentive  Stock Purchase Agreement dated December 16, 1998 by and between Energy Corporation  of  America  and  Edward
                   J. Davies.
     *   10.20     Incentive  Stock Purchase Agreement dated December 16, 1998 by  and between Energy Corporation of  America  and  Donald
                   C. Supcoe.
     *   10.21     Incentive  Stock Purchase Agreement dated March 19, 1999 by and  between  Energy  Corporation  of America and W. Gaston
                   Caperton III.
     *   10.22     Incentive  Stock Purchase Agreement dated March 19, 1999 by and  between  Energy  Corporation  of  America  and  Peter
                   H.  Coors.
     *   10.23     Incentive  Stock Purchase Agreement dated March 19, 1999 by and  between  Energy  Corporation  of  America  and  L.B.
                   Curtis.
     *   10.24     Incentive  Stock Purchase Agreement dated March 19, 1999 by and  between  Energy  Corporation  of  America  and  J.  J.
                   Dorgan.

     *   10.25     Incentive  Stock Purchase Agreement dated March 19, 1999 by and  between  Energy  Corporation  of  America  and A. C.
                   Nielsen, Jr.
     *   10.26     Stock  Purchase  Agreement  dated  February 17, 1999 by and among Westech Energy Corporation, Westech Energy New Zealand
                   Limited and Edward J.  Davies.
     *   10.27     First  Amendment  to  Credit  Agreement  and Assignment and
                   Waiver  dated  September  26,  1997  by  and  among  Energy
                   Corporation of America, General  Electric  Capital
                   Corporation, The Bank of Nova Scotia, and Union Bank  of
                   California,  N.A.
     *   10.28     Second  Amendment  to Credit Agreement dated  April 2, 1999 by and among Energy Corporation of America, General Electric
                   Capital Corporation, The Bank of Nova Scotia, and Union Bank
                   of California,  N.A.
     *   10.29     Third  Amendment  to  Credit Agreement dated  September 27,
                   1999 by  and  among  Energy  Corporation of America, General
                   Electric Capital Corporation,  The  Bank  of  Nova  Scotia,
                   and  Union  Bank  of California,  N.A.
     *   10.30     Natural Gas Supply management Agreement dated September 20,
                   1998  by  and between Coral  Energy  Resources,  L.P.,  Coral
                   Energy, L.P. and Mountaineer.
         10.31     Gas  Sale  and  Purchase  Agreement  dated December 20, 1999 between  Energy  Corporation  of America and Allegheny Energy
                   Service Corporation.
         10.32     Participation  Agreement  dated  December.  20, 1999 between
                   Energy  Corporation of America and Allegheny  Energy,  Inc.
         10.33     Management  Agreement dated December 20, 1999 between Energy
                   Corporation  of  America  and  Allegheny  Energy  ,  Inc.
         10.34     Oil and Gas Lease and Development Agreement dated August 16,
                   2000  between  Allegheny  Energy, Inc., Monongahela Power
                   Company, West Virginia  Power  and Transmission Company, and
                   Energy Corporation  of  America.
         10.35     Employment  Agreement effective as of August 18, 2000 by and between  Energy  Corporation  of  America  and  Michael  S.
                   Fletcher.
         10.36     Employment  Agreement effective as of August 18, 2000 by and between Energy Corporation of America and Donald C.  Supcoe.
         21.1      Subsidiaries  of  Energy  Corporation  of  America.
         25.1      Power  of  Attorney set forth on the signature page contained in  Part V.
         27.1      Financial  Data  Schedule.

          previously  filed

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K, Item 5, dated January 10, 2000, reporting the arrangement to enter into a stock purchase agreement to sell its utility operations, Mountaineer Gas Company, to Allegheny Energy, Inc.

     The Company filed a report on Form 8-K, Item 2, dated August 18, 2000 reporting the sale of its utility operations, Mountaineer Gas Company, to Allegheny Energy, Inc.

     The Company filed a report on Form 8-K, Item 5, dated August 18, 2000 reporting the decision to terminate its revolving credit facility with General Electric Capital Corporation.


                                    * * * * *

                                     PART V
                                     ------


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 27th day of September 2000.

                                   ENERGY  CORPORATION  OF  AMERICA

                           By:     /s/  John  Mork
                                   -----------------------------------------
                                   John  Mork
                                   President  and  Chief  Executive  Officer

                                POWER OF ATTORNEY
                                -----------------

     Each of the undersigned officers and directors of Energy Corporation of America (the "Company") hereby constitutes and appoints John Mork, Joseph E. Casabona and Michael S. Fletcher and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Form 10-K under the Securities Act of 1934, as amended, and any or all amendments (including, without limitation, post-effective amendments), with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them acting alone, full power and authority to do and perform each of every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as full to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all the such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the ___ day of September 2000, by the following persons in the capacities indicated.

          Signature                              Title
--------------------------  ------------------------------------------------
/s/ John Mork
--------------------------
John Mork                   President, Chief Executive Officer and Director
                            (Principal executive officer)

/s/ Joseph E. Casabona
--------------------------
Joseph E. Casabona          Executive Vice President and Director

/s/ Michael S. Fletcher
--------------------------
Michael S. Fletcher         Chief Financial Officer and Treasurer
                            (Principal accounting and financial officer)

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