Form 10-Q
period 2000-09-30
ENERGY CORP OF AMERICA
filed 2000-11-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                     September 30, 2000 was 649,527 shares.


                        ENERGY  CORPORATION  OF  AMERICA

                                TABLE OF CONTENTS


                                                                        PAGES
PART  I  FINANCIAL  INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets
     September 30, 2000 (unaudited) and June 30, 2000                     3

   Unaudited Condensed Consolidated Statements of Operations
     For the three months ended September 30, 2000 and 1999               5

   Unaudited Condensed Consolidated Statements of Cash Flows
     For the three months ended September 30, 2000 and 1999               6

   Unaudited Condensed Consolidated Statements of Comprehensive Income
     For the three months ended September 30, 2000 and 1999               7

   Notes to Unaudited Condensed Consolidated Financial Statements         8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                              12

Item 3. Quantitative and Qualitative Disclosures About Market Risk        16


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                 17

Item 2. Changes in Securities                                             17

Item 3. Defaults Upon Senior Securities                                   17

Item 4. Submission of Matters to a Vote of Security Holders               17

Item 5. Other Information                                                 17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signatures                                                                19

Exhibit Index                                                             20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------
                                                          SEPTEMBER 30   JUNE 30
                                                              2000        2000
                                                          (UNAUDITED)      *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . . . .  $      197,957  $  3,310
    Accounts receivable, net of allowance for doubtful
       accounts of  $460 and $463. . . . . . . . . . .          17,659    14,467
    Net utility assets held for sale                                      56,795
    Gas in storage, at average cost. . . . . . . . . .             729       765
    Prepaid and other current assets . . . . . . . . .           5,248     4,423
                                                        --------------  --------
       Total current assets. . . . . . . . . . . . . .         221,593    79,760
                                                        --------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $94,377 and $92,106.         163,737   160,162
                                                        --------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,435 and $2,446 . . . . . . .           4,904     5,210
    Notes receivable . . . . . . . . . . . . . . . . .           2,089     1,519
    Other. . . . . . . . . . . . . . . . . . . . . . .          18,653    19,040
                                                        --------------  --------
       Total other assets. . . . . . . . . . . . . . .          25,646    25,769
                                                        --------------  --------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . .  $      410,976  $265,691
                                                        ==============  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
---------------------------------------------------------------------------------------

                                                              SEPTEMBER 30     JUNE 30
                                                                  2000          2000
                                                              (UNAUDITED)        *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $      19,283   $ 14,877
    Short-term borrowings                                                        2,000
    Current portion of long-term debt. . . . . . . . . . . .            225      1,086
    Funds held for future distribution . . . . . . . . . . .          6,313      6,280
    Income taxes payable . . . . . . . . . . . . . . . . . .         54,415
    Accrued taxes, other than income . . . . . . . . . . . .         12,278      6,539
                                                              --------------  ---------
       Total current liabilities . . . . . . . . . . . . . .         92,514     30,782

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .        200,547    212,575
    Gas delivery obligation and deferred trust revenue . . .         14,205     15,443
    Deferred income tax liability. . . . . . . . . . . . . .         19,500
    Other long-term obligation . . . . . . . . . . . . . . .         10,939     11,014
                                                              --------------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .        337,705    269,814
                                                              --------------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,000 and 718,000 shares issued . . . .            730        718
    Class A stock, no par value; 100,000 shares authorized;
       26,000 shares issued. . . . . . . . . . . . . . . . .          2,940      2,940
    Additional paid in capital . . . . . . . . . . . . . . .          5,503      4,615
    Retained earnings (deficit). . . . . . . . . . . . . . .         74,488     (4,833)
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .         (7,742)    (7,429)
    Accumulated comprehensive income (loss). . . . . . . . .         (2,648)      (134)
                                                              --------------  ---------
       Total stockholders' equity (deficit). . . . . . . . .         73,271     (4,123)
                                                              --------------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     410,976   $265,691
                                                              ==============  =========

 *   Condensed  from  audited  consolidated  financial  statements.
 The  accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
---------------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                  2000      1999
 REVENUES:
    Gas marketing and pipeline sales. . . . . . . . . . . . .  $17,607   $19,596
    Oil and gas sales . . . . . . . . . . . . . . . . . . . .    7,720     5,867
    Well operations and service revenues. . . . . . . . . . .    1,382     1,551
    Other revenue . . . . . . . . . . . . . . . . . . . . . .      374
                                                               -------- --------
                                                                27,083    27,014
                                                               --------  --------
 COST AND EXPENSES:
    Gas marketing and pipeline cost . . . . . . . . . . . . .   16,886    19,112
    Field operating expenses. . . . . . . . . . . . . . . . .    2,003     1,955
    General and administrative. . . . . . . . . . . . . . . .    2,529     2,461
    Taxes, other than income. . . . . . . . . . . . . . . . .      607       329
    Depletion and depreciation, oil and gas related . . . . .    2,072     2,036
    Depreciation of pipelines and equipment . . . . . . . . .      661       737
    Exploration and impairment. . . . . . . . . . . . . . . .      852     1,201
                                                               --------  --------
                                                                25,610    27,831
                                                               --------  --------
    Income (loss) from operations . . . . . . . . . . . . . .    1,473      (817)
                                                               --------  --------
 OTHER (INCOME) EXPENSE
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .    5,373     5,338
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (998)     (210)
                                                               --------  --------
 Loss from continuing operations before income taxes. . . . .   (2,902)   (5,945)
 Benefit from income taxes. . . . . . . . . . . . . . . . . .   (1,055)   (1,607)
                                                               --------  --------
 Loss from continuing operations. . . . . . . . . . . . . . .   (1,847)   (4,338)
                                                               --------  --------
 Disposal of utility operations:
    Income (loss) from utility operations, net of income tax.   (1,949)       33
    Gain on sale of utility operations, net of income tax . .   86,457
                                                               --------  --------
    Net income from disposal of utility operations. . . . . .   84,508        33
                                                               --------  --------

 NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .  $82,661   $(4,305)
                                                               ========  ========

 Basic and diluted earnings per common share:
    Income (loss) from continuing operations. . . . . . . . .  $ (2.77)  $ (6.50)
    Income (loss) from disposed utility operations. . . . . .    (2.92)     0.05
    Gain on disposal of utility . . . . . . . . . . . . . . .   129.62         -
                                                               --------  --------
    Net income (loss) . . . . . . . . . . . . . . . . . . . .  $123.93   $ (6.45)
                                                               ========  ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                        2000       1999
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .  $ (1,847)  $ (4,338)
    Adjustment to reconcile net loss to net cash used by operating activities
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . . .     3,039      2,973
       Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       687        872
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (330)      (160)
                                                                                    ---------  ---------
                                                                                       1,549       (653)
    Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (299)    (1,885)
    Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35          9
    Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (543)       204
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,077      3,535
    Funds held for future distributions. . . . . . . . . . . . . . . . . . . . . .        34      1,058
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,601)      (832)
                                                                                    ---------  ---------
       Net cash provided by operating activities from continuing operations. . . .       252      1,436
       Net cash provided (used) by operating activities from disposed operations .    (5,687)   (15,055)
                                                                                    ---------  ---------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . . .    (5,435)   (13,619)
                                                                                    ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . . .    (7,521)    (3,274)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .       589         34
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,860)    (1,252)
                                                                                    ---------  ---------
       Net cash used by investing activities from continuing operations. . . . . .    (9,792)    (4,492)
       Net cash provided (used) by investing activities from disposed operations .   221,876    (15,724)
                                                                                    ---------  ---------
       Net cash provided (used) by investing activities. . . . . . . . . . . . . .   212,084    (20,216)
                                                                                    ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     7,000
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . . .   (19,889)    (3,270)
    Principal payment on short-term borrowing. . . . . . . . . . . . . . . . . . .    (2,000)
    Purchase of treasury stock and other financing activities. . . . . . . . . . .      (368)         2
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,340)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55          -
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities from continuing operations   (18,542)    (3,268)
       Net cash provided by financing activities from disposed operations. . . . .     6,540     33,659
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities. . . . . . . . . . . . . .   (12,002)    30,391
                                                                                    ---------  ---------
       Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .   194,647     (3,444)
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .     3,310     12,163
                                                                                    ---------  ---------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .  $197,957   $  8,719
                                                                                    =========  =========

 The  accompanying  notes  are  an  integral  part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     2000      1999

 Net income (loss) . . . . . . . . . . . . . . .  $82,661   $(4,305)
                                                  --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment. . .      320      (134)
    Marketable securities:
       Unrealized period holding gain (loss) . .       87
    O&G derivatives:
       Net cumulative effect adjustment. . . . .   (2,153)
       Current period transactions . . . . . . .   (1,462)
       Reclassification to earnings. . . . . . .      560
                                                  --------  --------
 Other comprehensive income (loss), net of tax .   (2,648)     (134)
                                                  --------  --------
 Comprehensive income (loss) . . . . . . . . . .  $80,013   $(4,439)
                                                  ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.     Nature  of  Organization

Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

Oil  and  Gas  Exploration, Development, Production and Marketing - The Company,
-----------------------------------------------------------------
through its wholly owned subsidiary Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin states of West Virginia, Pennsylvania and Ohio.

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, New Zealand and Australia.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation. In addition, due to the sale of the utility operations, see Note 3, amounts in the financial statements and related notes for all periods presented have been reclassified.


3.     Disposal  of  Utility  Operations

On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer Gas Company and Subsidiaries ("Mountaineer") to a subsidiary of Allegheny Energy, Inc. ("Allegheny") for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately $225.6 million to the Company. The Company realized an after-tax gain of $86.5 million on this transaction. The use of the net proceeds from the sale is subject to certain restrictions of the Company's $200 million Senior Subordinated Notes (the "Notes").

The utility operations have historically been reported as a separate segment. As a result of the sale, its disposition is considered, for accounting purposes, to be a discontinued operation. Accordingly, amounts in the financial statements and related notes for all periods presented have been restated to exclude the results of the utility operations.

The Company has also entered into a gas sale and purchase agreement with Allegheny whereby the Company will begin the delivery of natural gas beginning on or after July 1, 2001. The Company has received a $10 million prepayment pursuant to the agreement, which is recorded as long term deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.


4.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows:


                                                                         Per-Share
                                                   Loss          Shares   Amount
                                                   ------------  -------  --------
Three months ended September 30, 2000
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $(1,847,000)  667,009  $ (2.77)
Three months ended September 30, 1999
-------------------------------------------------
  Basic and Diluted Earnings per Share
     Loss from continuing operations available to
        common shareholders . . . . . . . . . . .  $(4,338,000)  666,968  $ (6.50)

The effect of outstanding stock options during the current period was not included in the computation of diluted earnings per share because to do so would have been antidilutive.

5.     Industry  Segments

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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                                       Exploration  Marketing
                                                          and         and
                                                       Production   Pipeline    Other     Consolidated
                                                       -----------  ----------  --------  --------------
For the three months ended September 30, 2000
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     8,860  $  17,607             $      26,467
   Intersegment revenues. . . . . . . . . . . . . . .          242                  374             616
   Depreciation, depletion, amortization. . . . . . .        2,396        244        93           2,733
   Exploratory costs. . . . . . . . . . . . . . . . .          852                                  852
   Operating profit (loss). . . . . . . . . . . . . .        2,083         32      (642)          1,473
   Interest expense . . . . . . . . . . . . . . . . .           41          1     5,331           5,373
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .        5,308       (220)      967           6,055
   Total assets . . . . . . . . . . . . . . . . . . .      119,306     73,863   213,444         406,613
   Capital expenditures . . . . . . . . . . . . . . .        7,311         64       146           7,521
--------------------------------------------------------------------------------------------------------
For the three months ended September 30, 1999
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     7,418     19,596                    27,014
   Intersegment revenues. . . . . . . . . . . . . . .            -                                    -
   Depreciation, depletion, amortization. . . . . . .        2,425        258        90           2,773
   Exploratory costs. . . . . . . . . . . . . . . . .        1,201                                1,201
   Operating profit (loss). . . . . . . . . . . . . .          298       (177)     (938)           (817)
   Interest expense . . . . . . . . . . . . . . . . .           14                5,324           5,338
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .        4,078          7      (718)          3,367
   Total assets, net of utility assets held for sale.      123,848     61,351    28,393         213,592
   Capital expenditures . . . . . . . . . . . . . . .        3,173         91        10           3,274

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $4.3 million and $3.0 million, as of September 30, 2000 and 1999, respectively and net long-lived assets located in Australia as of September 30, 2000 totaled $0.5 million.


6.     Derivative  Instruments  and  Hedging  Activities

As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards ('SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. Adoption of SFAS No. 133, resulted in recording a $3.4 million, ($2.2 million net of tax) decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $4.8 million. The maximum length of time over which the entity has hedged its exposure to the variability in future cash flows is 13 months.


7.     Debt

A rollforward of the debt from June 30, 2000 to September 30, 2000, is as follows (in thousands):


                                   Current
                                 Portion Long    Long Term    Total Long
                                   Term Debt       Debt        Term Debt
                                --------------  -----------  ------------
 Balance at June 30, 2000. . .  $       1,086   $  212,575   $   213,661
     Draw on revolving debt                          7,000         7,000
     Long term debt payment                        (19,889)      (19,889)
     Reclassify. . . . . . . .           (861)         861             -
                                --------------  -----------  ------------
 Balance at September 30, 2000  $         225   $  200,547   $   200,772
                                ==============  ===========  ============

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For the Quarter Ending:
  December 31, 2000 . . . . .  $    141
  March 31, 2001. . . . . . .        28
  June 30, 2001 . . . . . . .        28
  September 30, 2001. . . . .        28
                               --------
  Total current . . . . . . .       225
For the Fiscal Year Ending:
  June 30, 2002 . . . . . . .       113
  June 30, 2003 . . . . . . .       113
  June 30, 2004 . . . . . . .       113
  June 30, 2005 . . . . . . .       113
  Thereafter. . . . . . . . .   200,095
                               --------
     Total. . . . . . . . . .  $200,772
                               ========

On August 18, 2000, the Company paid in full the $19.8 million then outstanding under its revolving line of credit facility and gave notice of termination.

The Company's debt agreement related to the Notes contains certain restrictions and conditions among which are limitations on indebtedness, dividends, investments, and the use of proceeds from the sale of assets.


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



         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         -------     --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-Q, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, intentions and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company cautions that these statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, weather conditions, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks incident to the drilling and operation of oil and natural gas wells, future production and development costs, foreign currency exchange rates, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States, Australia and New Zealand, the effect of hedging activities, and conditions in the capital markets.


DISPOSAL  OF  UTILITY  OPERATIONS
---------------------------------

     On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer to Allegheny for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately $225.6 million to the Company. The Company realized an after-tax gain of $86.5 million on this transaction.

     The financial statements have been reclassified to exclude the operating results of this segment from continuing operations and for accounting purposes, classify such results as discontinued operations (see Note 3). The following discussion, unless otherwise noted, relates only to the Company's continuing operations.


COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2000  AND  1999
---------------

     The Company recorded a net loss from continuing operations of $1.8 million for the three months ended September 30, 2000 compared to a net loss from continuing operations of $4.3 million for the same period in 1999. The increase in income of $2.5 million is attributed to the net of a $0.1 million increase in revenue, a $2.2 million decrease in operating expenses, a $0.8 million increase in other non-operating income and a $0.6 million decrease in income tax benefits.

REVENUES.  Total  revenues  increased  $0.1 million or 0.3% between the periods.
--------
The net increase was due to a 10.2% decrease in gas marketing and pipeline sales, a 31.6% increase in oil and gas sales, a 10.9% decrease in well operation and service revenue and a 100% increase in other operating revenue.

     Revenues from gas marketing and pipeline sales decreased $2.0 million from $19.6 million during the period ended September 30, 1999 to $17.6 million during the period ended September 30, 2000. The decrease in revenue is primarily attributable to a 49.5% decline in marketed gas volumes from 6.3 Mmbtu to 3.2 Mmbtu, which was partially offset by a 67.5% increase in the average sales price per Mmbtu from $2.71 for the quarter ended September 30, 1999 to $4.53 for the quarter ended September 30, 2000. The decline in volumes for the quarter ended September 30, 2000 was primarily attributable to the Company's decision to exit the end-user market and not renew related contracts as they expired.

     Revenues from oil and gas sales increased $1.8 million from $5.9 million for the period ended September 30, 1999 to $7.7 million for the period ended September 30, 2000. The increase in revenue is primarily attributable to a 57.3% increase in the average per barrel oil price from $17.25 to $27.15 and a 50.8% increase in the average per Mcf gas price from $2.70 to $4.06 between September 30, 1999 and 2000. The Company's production volume for the three months ended September 30, 2000 was 2.1 Bcfe, an increase of 4% as compared to
2.0 Bcfe produced in the three months ended September 30, 1999. The decline rate for mature Appalachian Basin production from Devonian formations is approximately 7% per year.

Revenues from well and service operations decreased $0.2 million from $1.6 million during the period ended September 30, 1999 to $1.4 million during the period ended September 30, 2000. The decrease in revenue is primarily attributable to the acquisition of outside partnership interests in Company operated wells.

Revenues from other operations increased from zero during the period ended September 30, 1999 to $0.4 million during the period ended September 30, 2000. The increase in revenue is due to a management contract with Allegheny, whereby the Company provides Mountaineer with management services.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $2.2
     --------------------
million or 8.0% between the periods. The net decrease was due to an 11.7% decrease in gas marketing and pipeline costs, an 84.5% increase in taxes other than income and a 29.1% decrease in impairment and exploratory costs. Field operating expenses, general and administrative expenses and depreciation, depletion and amortization costs remained relatively constant between the periods.

     Gas marketing and pipeline costs decreased $2.2 million primarily as a result of a 49.5% decline in purchased gas volumes from 6.3 Mmbtu to 3.2 Mmbtu from September 30, 1999 to September 30, 2000. Partially offsetting this decline in volume was a 65.1% increase in the average price paid for gas purchased, from $2.69 per Mmbtu to $4.44 per Mmbtu between periods.

Taxes other than income increased $0.3 million as a result of higher oil and gas prices and volumes. The taxes are based on the wellhead price received and are not affected by hedging activities.

     Exploratory and impairment expenses decreased $0.3 million primarily due to decreased Rocky Mountain drilling activity.

INTEREST EXPENSE.  Interest expense remained relatively constant, when comparing
----------------
the  periods  ended  September  30,  2000  to  September  30,  1999.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition changed significantly during the three-month period ended September 30, 2000 ("current period"). The ratio of current assets to current liabilities, excluding "net utility assets held for sale" of $56.8 million at June 30, 2000, increased from 0.75:1 at June 30, 2000 to 2.4:1 at September 30, 2000.

     The Company's cash increased from $3.3 million at June 30, 2000 to $198.0 million at September 30, 2000. The increase in cash during the quarter was a result of the proceeds received from the sale of all of the stock of Mountaineer on August 18, 2000 of approximately $222.7 million. This increase was offset during the quarter by the net use of approximately $28 million of cash for various activities of the Company. The activities were primarily comprised of; the investment of approximately $9.8 million in property, plant and equipment and other assets; the payment of approximately $14.9 million, net, in revolving long-term debt and short-term debt; the payments of approximately $3.3 million in dividends to stockholders and approximately $0.3 million for the acquisition of treasury stock; offset by approximately $0.3 million of cash provided from operations during the quarter.

At September 30, 2000, the Company's principal sources of liquidity consisted of $198.0 million of cash, approximately $2.9 million to be received from Allegheny pursuant to certain adjustments related to the sale of Mountaineer, plus $2 million available under a short-term credit facility currently in place. On August 18, 2000, the Company paid in full the $19.8 million then outstanding under its revolving line of credit facility. The Company also gave notice of termination of the revolving credit facility, effective August 18, 2000. At September 30, 2000, the Company had no amounts drawn under the short-term line of credit facility.

     Pursuant to the terms of the Company's $200 million Senior Subordinated Notes (the "Notes") the Company has the option within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer to apply such proceeds to
(a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed); (b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business");
(c) make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company elects not to apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase.

  On November 9, 2000, the Company commenced a tender offer to purchase for cash all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes will expire on December 11, 2000. If all of the Notes are tendered the Company will utilize $150 million of cash to make the purchases. In addition, the Company would expect to pay an additional $20 million in income taxes on the gain on this transaction. The Company is not able to predict the amount of Notes that will be tendered.

     To the extent that there are any net proceeds from the sale of the stock of Mountaineer remaining after completion of the tender offer, it is the intention of the Company to seek to reinvest such remaining net proceeds into Energy Business assets. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. For fiscal year 2001, the Company plans to invest approximately $42.4 million in capital projects. The fiscal year 2001 capital expenditure program contemplates spending approximately $11.7 million on 27 gross (25 net) recompletions and 73 gross (60.3 net) development wells as well as approximately $2.0 million on acquisitions of producing properties primarily in the Appalachian Basin. In addition, the Company's fiscal year 2001 capital spending program contemplates spending approximately $15.9 million (including estimated completion costs) on exploratory drilling projects. These projects include funding $12.1 million on domestic exploration drilling opportunities and $3.8 million on international exploration drilling opportunities. This funding program assumes drilling 14 gross (5.9 net) domestic exploration wells and 8 gross (4.6 net) international exploration wells. Other capital projects include $5.1 million for seismic studies and for leasehold acquisitions plus $7.7 million for infrastructure projects. At September 30, 2000, the Company had expended approximately $7.5 million of its fiscal year 2001 capital expenditure program.

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

Other than the reinvestment program described above, the timing of the Company's capital expenditures is mostly discretionary with no material capital expenditure commitments. However, the Company has designated certain projects as non-deferrable commitments incurred in the normal course of business. These include certain drilling obligations, primarily in New Zealand and Texas, of less than $5 million, at September 30, 2000, and the satisfaction of the obligations resulting from the draw down of $10.0 million under the gas purchase and sale agreement. Consequently, the Company has a significant degree of flexibility to adjust its level of its capital expenditures as circumstances warrant.

     The Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above. Moreover, management anticipates that although projected earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization, and impairment and exploratory costs ("EBITDAX") for fiscal year 2001 will increase to $25.4 million from $4.2 million for fiscal year 2000, such results will not be sufficient to fully fund fiscal year 2001 projected interest charges of $20.1 million and fund the Company's fiscal year 2001 capital expenditures program of

$42.4 million. Based on such estimates, the Company may utilize a certain portion of the proceeds from the sale of the stock of Mountaineer to make capital expenditures, subject to limitations on such investments under the Notes, if any, and may seek to raise additional capital or incur permitted indebtedness. The availability and attractiveness of such sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices, weather patterns, credit agency rating reports and other market conditions. The Company's liquidity is directly affected by such factors and the Company's cash requirements will fluctuate based on the timing and the extent of the interplay of these factors. However, management believes that cash generated from continuing oil and gas operations, the use of net proceeds from the sale of the stock of Mountaineer (as permitted under provisions of the related debt agreements), together with the liquidity provided by existing cash balances, permitted borrowings and by investments in new "Energy Business" assets, if any, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

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



              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              -------     -----------------------------------------
                                ABOUT MARKET RISK
                                -----------------

INTEREST  RATE  RISK
--------------------

Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. All of the Company's debt has fixed interest rates. The Company has not attempted to hedge the interest rate risk associated with its debt.

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. The Company attempts to mitigate its commodity price risk by entering into a mix of short, medium and long-term supply contracts. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change.

The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately half of its Appalachian natural gas.

FOREIGN  CURRENCY  TRANSLATION
------------------------------

     Some transactions are denominated in New Zealand or Australian dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at the period end exchange rates, and statements of income are translated at the average exchange rates during the period. Gains and losses resulting from foreign currency translation are included as a component of other comprehensive income.



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

(a)     27     Financial  Data  Schedule
        99     Press  Release

(b)     Reports  on  Form  8-K

The Company filed a report on Form 8-K, Item 2, dated August 18, 2000 reporting the sale of its utility operations, Mountaineer Gas Company, to Allegheny Energy, Inc.

The Company filed a report on Form 8-K, Item 5, dated August 18, 2000 reporting the decision to terminate its revolving credit facility with General Electric Capital Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of November, 2000.


                                              ENERGY  CORPORATION  OF  AMERICA



                                              By:     /s/John  Mork
                                                  ----------------------------
                                                  John  Mork
                                                  Chief  Executive  Officer
                                                  and  Director




                                             By:     /s/Michael  S.  Fletcher
                                                   ---------------------------
                                                   Michael  S.  Fletcher
                                                   Chief  Financial  Officer
                                                   and  Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

  27            Financial  Data  Schedule

  99            Press  Release