Form 10-Q
period 2000-12-31
ENERGY CORP OF AMERICA
filed 2001-02-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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
                                   Yes  X    No
                                       ----      ----


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                      December 31, 2000 was 641,310 shares.


                          ENERGY  CORPORATION  OF  AMERICA

                                TABLE OF CONTENTS


                                                                         PAGES
PART  I  FINANCIAL  INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   December 31, 2000 (unaudited) and June 30, 2000 . . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three and six months ended December 31, 2000 and 1999 . . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the six months ended December 31, 2000 and 1999 . . . . . . . . .   6

Unaudited Condensed Consolidated Statements of Comprehensive Income
   For the three and six months ended December 31, 2000 and 1999 . . . .   7

Notes to Unaudited Condensed Consolidated Financial Statements . . . . .   8

Item 2. Management's Discussion and Analysis of Results of Operation and
Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . .  18


PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  20

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  20

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  20

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  20

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


ENERGY  CORPORATION  OF  AMERICA
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------

                                                          DECEMBER 31    JUNE 30
                                                             2000         2000
                                                          (UNAUDITED)       *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . . . .  $     107,836  $  3,310
    Accounts receivable, net of allowance for doubtful
       accounts of  $436 and $463. . . . . . . . . . .         20,199    14,467
    Net utility assets held for sale                                     56,795
    Gas in storage, at average cost. . . . . . . . . .            879       765
    Prepaid and other current assets . . . . . . . . .          5,824     4,423
                                                        -------------  --------
       Total current assets. . . . . . . . . . . . . .        134,738    79,760
                                                        -------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $96,718 and $92,106.        223,654   160,162
                                                        -------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,619 and $2,446 . . . . . . .          4,720     5,210
    Notes receivable . . . . . . . . . . . . . . . . .          2,010     1,519
    Other. . . . . . . . . . . . . . . . . . . . . . .         20,113    19,040
                                                        -------------  --------
       Total other assets. . . . . . . . . . . . . . .         26,843    25,769
                                                        -------------  --------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . .  $     385,235  $265,691
                                                        =============  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
--------------------------------------------------------------------------------------

                                                                DECEMBER 31    JUNE 30
                                                                    2000        2000
                                                                (UNAUDITED)       *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $     15,516   $ 14,877
    Short-term borrowings                                                       2,000
    Current portion of long-term debt. . . . . . . . . . . .           150      1,086
    Funds held for future distribution . . . . . . . . . . .         7,704      6,280
    Income taxes payable . . . . . . . . . . . . . . . . . .        21,538
    Other current liabilities. . . . . . . . . . . . . . . .        30,760      6,539
                                                              -------------  ---------
       Total current liabilities . . . . . . . . . . . . . .        75,668     30,782

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .       198,978    212,575
    Gas delivery obligation and deferred revenue . . . . . .        14,074     15,443
    Deferred income tax liability. . . . . . . . . . . . . .        19,500
    Other long-term obligation . . . . . . . . . . . . . . .        10,541     11,014
                                                              -------------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .       318,761    269,814
                                                              -------------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,000 and 718,000 shares issued . . . .           730        718
    Class A stock, no par value; 100,000 shares authorized;
       35,000 and 26,000 shares issued . . . . . . . . . . .         3,935      2,940
    Additional paid in capital . . . . . . . . . . . . . . .         5,503      4,615
    Retained earnings (deficit). . . . . . . . . . . . . . .        73,247     (4,833)
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .        (8,511)    (7,429)
    Accumulated comprehensive loss . . . . . . . . . . . . .        (8,430)      (134)
                                                              -------------  ---------
       Total stockholders' equity (deficit). . . . . . . . .        66,474     (4,123)
                                                              -------------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    385,235   $265,691
                                                              =============  =========

 *   Condensed  from  audited  consolidated  financial  statements.
 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
---------------------------------------------------------------------------------------------------------
                                                                    FOR THE THREE         FOR THE SIX
                                                                     MONTHS ENDED         MONTHS ENDED
                                                                      DECEMBER 31          DECEMBER 31
                                                                   2000        1999      2000      1999
 REVENUES:
    Gas marketing and pipeline sales. . . . . . . . . . . . . . .  $21,581   $19,244   $39,188   $ 38,840
    Oil and gas sales . . . . . . . . . . . . . . . . . . . . . .    8,488     5,424    16,207     11,291
    Well operations and service revenues. . . . . . . . . . . . .    1,282     1,582     2,664      3,133
    Other revenue . . . . . . . . . . . . . . . . . . . . . . . .      547                 921
                                                                   --------  -------   --------  ---------
                                                                    31,898    26,250    58,980     53,264
                                                                   --------  --------  --------  ---------
 COST AND EXPENSES:
    Gas marketing and pipeline cost . . . . . . . . . . . . . . .   20,185    18,847    37,071     37,959
    Field operating expenses. . . . . . . . . . . . . . . . . . .    1,963     2,011     3,966      3,966
    General and administrative. . . . . . . . . . . . . . . . . .    3,131     2,871     5,659      5,332
    Taxes, other than income. . . . . . . . . . . . . . . . . . .      821       347     1,428        676
    Depletion and depreciation, oil and gas related . . . . . . .    1,965     2,377     4,037      4,413
    Depreciation of pipelines and equipment . . . . . . . . . . .      685       727     1,346      1,465
    Exploration and impairment. . . . . . . . . . . . . . . . . .    1,785     1,737     2,637      2,938
                                                                   --------  --------  --------  ---------
                                                                    30,535    28,917    56,144     56,749
                                                                   --------  --------  --------  ---------
    Income (loss) from operations . . . . . . . . . . . . . . . .    1,363    (2,667)    2,836     (3,485)
                                                                   --------  --------  --------  ---------
 OTHER (INCOME) EXPENSE
    Interest expense. . . . . . . . . . . . . . . . . . . . . . .    4,950     6,177    10,322     11,515
    Interest income and other . . . . . . . . . . . . . . . . . .   (3,404)     (398)   (4,400)      (609)
                                                                   --------  --------  --------  ---------
 Loss from continuing operations before income taxes. . . . . . .     (183)   (8,446)   (3,086)   (14,391)
 Income tax expense (benefit) . . . . . . . . . . . . . . . . . .       67    (2,642)     (988)    (4,249)
                                                                   --------  --------  --------  ---------
 Loss from continuing operations. . . . . . . . . . . . . . . . .     (250)   (5,804)   (2,098)   (10,142)
                                                                   --------  --------  --------  ---------
 Disposal of utility operations:
    Income (loss) from utility operations, net of income tax                   4,414    (1,949)     4,447
    Gain (loss) on sale of utility operations, net of income tax.   (1,067)             85,390
                                                                   --------  -------   --------  ---------
    Net income (loss) from disposal of utility operations . . . .   (1,067)    4,414    83,441      4,447
 Extraordinary gain on extingishment of debt, net of tax. . . . .      378         -       378          -
                                                                   --------  --------  --------  ---------
 NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .  $  (939)  $(1,390)  $81,721   $ (5,695)
                                                                   ========  ========  ========  =========

 Basic and diluted earnings per common share:
    Loss from continuing operations . . . . . . . . . . . . . . .  $ (0.38)  $ (8.72)  $ (3.15)  $ (15.22)
    Income (loss) from disposed utility operations. . . . . . . .    (1.60)     6.63    125.26       6.67
    Extraordinary gain on extinguishment of debt. . . . . . . . .     0.57         -      0.57          -
                                                                   --------  --------  --------  ---------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $ (1.41)  $ (2.09)  $122.68   $  (8.55)
                                                                   ========  ========  ========  =========

 The  accompanying  notes  are  an  integral  part  of  these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                                    FOR THE SIX MONTHS
                                                                                     ENDED DECEMBER 31
                                                                                       2000       1999
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .  $ (2,098)  $(10,142)
    Adjustment to reconcile net loss to net cash used by operating activities
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . . .     5,873      6,277
       Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,680      2,174
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (460)    (3,063)
                                                                                    ---------  ---------
                                                                                       4,995     (4,754)
    Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,704)     1,873
    Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (114)       (12)
    Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (825)       169
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       418     (3,692)
    Funds held for future distributions. . . . . . . . . . . . . . . . . . . . . .     1,425         78
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (27,258)       (80)
                                                                                    ---------  ---------
       Net cash used by operating activities from continuing operations. . . . . .   (27,063)    (6,418)
       Net cash used by operating activities from disposed operations. . . . . . .    (5,687)   (22,222)
                                                                                    ---------  ---------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . . .   (32,750)   (28,640)
                                                                                    ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . . .   (70,979)    (7,383)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .       680         38
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,351)      (273)
                                                                                    ---------  ---------
       Net cash used by investing activities from continuing operations. . . . . .   (74,650)    (7,618)
       Net cash provided (used) by investing activities from disposed operations .   224,765    (18,585)
                                                                                    ---------  ---------
       Net cash provided (used) by investing activities. . . . . . . . . . . . . .   150,115    (26,203)
                                                                                    ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     7,825
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . . .   (21,776)    (4,029)
    Principal payment on short-term borrowing. . . . . . . . . . . . . . . . . . .    (2,000)
    Purchase of treasury stock and other financing activities. . . . . . . . . . .    (1,138)      (211)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,340)
    Prepayment of future gas delivery                                                            10,000
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,051          -
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities from continuing operations   (19,378)     5,760
       Net cash provided by financing activities from disposed operations. . . . .     6,539     49,817
                                                                                    ---------  ---------
       Net cash provided (used) by financing activities. . . . . . . . . . . . . .   (12,839)    55,577
                                                                                    ---------  ---------
       Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .   104,526        734
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .     3,310     12,163
                                                                                    ---------  ---------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .  $107,836   $ 12,897
                                                                                    =========  =========

 The  accompanying  notes  are  an  integral  part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                       DECEMBER 31         DECEMBER 31
                                                     2000      1999      2000      1999

 Net income (loss) . . . . . . . . . . . . . . .  $  (939)  $(1,390)  $81,721   $(5,695)
                                                  --------  --------  --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment. . .    1,579       247     1,579       247
    Marketable securities:
       Unrealized gain . . . . . . . . . . . . .        3                  91
    O&G derivatives:
       Net cumulative effect adjustment                                (2,153)
       Current period transactions . . . . . . .   (8,100)             (9,562)
       Reclassification to earnings. . . . . . .    1,189               1,749
                                                  -------- ---------  --------  --------
 Other comprehensive income (loss), net of tax .   (5,329)      247    (8,296)      247
                                                  --------  --------  --------  --------
 Comprehensive income (loss) . . . . . . . . . .  $(6,268)  $(1,143)  $73,425   $(5,448)
                                                  ========  ========  ========  ========


The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation. In addition, due to the sale of the utility operations, see Note 3, amounts in the financial statements and related notes for all periods presented have been reclassified.


3.     Disposal  of  Utility  Operations

     On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer Gas Company and Subsidiaries ("Mountaineer") to a subsidiary of Allegheny Energy, Inc. ("Allegheny") for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately $225.6 million to the Company. The Company realized an after-tax gain of $83.4 million on this transaction. The use of the net proceeds from the sale is subject to certain restrictions of the Company's $200 million Senior Subordinated Notes (the "Notes").

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

4.     Acquisition

On December 29, 2000, the Company purchased Penn Virginia Oil and Gas Corporation's interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, right-of-ways, personal property and tax credits. After certain adjustments, the Company paid $55.0 million in cash and assumed a $0.8 million note.


5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:


                                      Loss           Shares   Per Share
                                      -------------  -------  -----------
Three months ended December 31, 2000
------------------------------------
   Basic and Diluted . . . . . . . .  $   (250,000)  665,424  $    (0.38)
Six months ended December 31, 2000
------------------------------------
   Basic and Diluted . . . . . . . .  $ (2,098,000)  666,164  $    (3.15)
Three months ended December 31, 1999
------------------------------------
   Basic and Diluted . . . . . . . .  $ (5,804,000)  665,683  $    (8.72)
Six months ended December 31, 1999
------------------------------------
   Basic and Diluted . . . . . . . .  $(10,142,000)  666,407  $   (15.22)

The effect of outstanding stock options was not included in the computation of diluted earnings per share because to do so would have been antidilutive.

On December 7, 2000, the Stockholders authorized the Company to issue 1,000 shares of Class A stock to each active member of the Board of Directors, which resulted in the issuance of 9,000 additional shares. The related cost of $1.0 million, net of $0.5 million income taxes, was included in the gain on the sale of utility operations, as the shares were issued for services rendered for the sale.


6.     Industry  Segments

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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                                        Exploration    Marketing
                                                            and           and
                                                        Production     Pipeline     Other      Consolidated
                                                       -------------  -----------  ---------  --------------
 For the six months ended December 31, 2000
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     18,871   $   39,188   $    921   $      58,980
   Intersegment revenues                                                                                  -
   Depreciation, depletion, amortization. . . . . . .         4,689          487        207           5,383
   Exploratory costs. . . . . . . . . . . . . . . . .         2,637                                   2,637
   Operating profit (loss). . . . . . . . . . . . . .         3,420          755     (1,339)          2,836
   Interest expense . . . . . . . . . . . . . . . . .            39            1     10,282          10,322
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .        10,942          758      3,556          15,256
   Total assets . . . . . . . . . . . . . . . . . . .       127,087       76,722    181,426         385,235
   Capital expenditures . . . . . . . . . . . . . . .        68,154          625      2,200          70,979
------------------------------------------------------------------------------------------------------------
 For the six months ended December 31, 1999
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     14,424   $   38,840              $      53,264
   Intersegment revenues                                                                                  -
   Depreciation, depletion, amortization. . . . . . .         5,183          516   $    179           5,878
   Exploratory costs. . . . . . . . . . . . . . . . .         2,938                                   2,938
   Operating profit (loss). . . . . . . . . . . . . .          (929)        (445)    (2,111)         (3,485)
   Interest expense . . . . . . . . . . . . . . . . .            26            2     11,487          11,515
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .         7,527         (106)    (1,480)          5,941
   Total assets, net of utility assets held for sale.       124,327       59,193     29,837         213,357
   Capital expenditures . . . . . . . . . . . . . . .         7,262           92         29           7,383

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $5.2 million and $3.1 million as of December 31, 2000 and 1999.


7.     Derivative  Instruments  and  Hedging  Activities

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

The  Company   periodically   hedges  a portion of its oil and gas  production
through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. Adoption of SFAS No. 133, resulted in recording a $3.4 million, ($2.2 million net of tax) decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $9.9 million. The Company has partially hedged its exposure to the variability in future cash flows through April 2002.

8.     Debt

A summary of debt activity from June 30, 2000 to December 31, 2000, is as follows (in thousands):


                               Current Portion    Long Term    Total Long
                               Long Term Debt     Debt         Term Debt
                               -----------------  -----------  ------------
 Balance at June 30, 2000   .  $          1,086   $  212,575   $   213,661
   Draw on revolving debt                              7,000         7,000
   Revolving debt payment . .              (750)     (19,000)      (19,750)
   Notes retired                                      (2,328)       (2,328)
   Misc debt payments . . . .              (223)         (57)         (280)
   Acquisition-related debt .                37          788           825
                               -----------------  -----------  ------------
 Balance at December 31, 2000  $            150   $  198,978   $   199,128
                               =================  ===========  ============

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For the Quarter Ending:
  March 31, 2001. . . . . . .  $     38
  June 30, 2001 . . . . . . .        38
  September 30, 2001. . . . .        37
  December 31, 2001 . . . . .        37
                               --------
  Total current . . . . . . .       150
  March 31, 2002. . . . . . .       115
  June 30, 2002 . . . . . . .        37
For the Fiscal Year Ending:
  June 30, 2003 . . . . . . .       156
  June 30, 2004 . . . . . . .       159
  June 30, 2005 . . . . . . .       163
  Thereafter. . . . . . . . .   198,348
                               --------
     Total. . . . . . . . . .  $199,128
                               ========

On August 18, 2000, the Company paid in full the $19.8 million then outstanding under its revolving line of credit facility and gave notice of termination.

On November 9, 2000, the Company commenced a tender offer to purchase, for cash, all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes expired on December 11, 2000. Approximately $2.3 million of the notes were tendered and retired during the quarter, which resulted in an extraordinary gain of $0.38 million, net of $0.20 million income tax.

The Company's debt agreement related to the Notes contains certain restrictions and conditions among which are limitations on indebtedness, dividends, investments, and the use of proceeds from the sale of assets.


9.     Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position.



     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
     --------     --------------------------------------------------------
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

DISPOSAL  OF  UTILITY  OPERATIONS
---------------------------------

     On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer to Allegheny for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately $225.6 million to the Company. The Company realized an after-tax gain of $83.4 million on this transaction.

     The financial statements exclude the operating results of this segment from continuing operations and for accounting purposes, classify such results as discontinued operations (see Note 3). The following discussion, unless otherwise noted, relates only to the Company's continuing operations.

ACQUISITIONS
------------

During the quarter ended December 31, 2000, the Company made the following acquisitions:

- Purchased Penn Virginia Oil and Gas Corporation's interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, right-of-ways, personal property and tax credits for $59.4 million subject to certain adjustments.
- Purchased a 66.6% interest in Deep Rig L.L.P for $2.0 million, which will purchase and operate an onshore deep well drilling rig for oil and natural gas.
- Purchased shares of Neumedia, a West Virginia fiber optic company, for $1.5 million. A major shareholder of Neumedia is a shareholder and Director of the Company.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
AND  1999
---------

     The Company recorded a net loss from continuing operations of $0.3 million for the three months ended December 31, 2000 compared to a net loss from continuing operations of $5.8 million for the same period in 1999. The increase in income of $5.5 million is attributed to the net of a $5.6 million increase in revenue, a $1.6 million increase in operating expenses, a $1.2 million decrease in interest expense, a $3.0 million increase in other non-operating income and a $2.7 million increase in the provision for income taxes.

REVENUES.  Total  revenues  increased $5.6 million or 21.5% between the periods.
--------
The net increase was due to a 12.1% increase in gas marketing and pipeline sales, a 56.5% increase in oil and gas sales and a 100% increase in other operating revenue.

Revenues from gas marketing and pipeline sales increased $2.3 million from $19.2 million during the period ended December 31, 1999 to $21.5 million during the period ended December 31, 2000. Gas marketing revenue increased by $0.8 million primarily due to a 113.6% increase in the average sales price per Mmbtu from $2.74 per Mmbtu for the three months ended December 31, 1999 to $5.85 for the three months ended December 31, 2000 mitigated by a 50.2% decline in marketed gas volumes from 6.0 million Mmbtu for the three months ended December 31, 1999 to 3.0 million Mmbtu for the three months ended December 31, 2000. The decline in volumes for the quarter ended December 31, 2000 was primarily attributable to the Company's decision to exit the end-user market and not renew related contracts as they expired. Pipeline revenue increased by $1.5 million primarily due a 73.8% increase in the average sales price per Mmbtu from $2.82 per Mmbtu for the three months ended December 31, 1999 to $4.91 for the three months ended December 31, 2000, mitigated by a 5.9% decline in delivered gas volumes for the three months ended December 31, 2000.

Revenues from oil and gas sales increased $3.1 million from $5.4 million for the period ended December 31, 1999 to $8.5 million for the period ended December 31, 2000 primarily due to the increase in prices. The Mcf price received for gas for the quarter ended December 2000 was $5.17 per Mcf compared to the quarter ended December 1999 of $2.54. The 103.9% or $2.63 increase in price is related to the increase in the average index price of gas. The Company's net Mcf for the quarter ended December 2000 compared to the quarter ended December 1999 production increased 13.7% or 234,289 Mcf. The increase is attributable to the purchased interests of several large owners. The per Bbl price received for oil for the quarter ended December 2000 was $27.11 compared to the quarter ended December 1999 of $21.57. The $5.54 price per Bbl increase was supplemented by an 878 Bbl increase in production to 28,030 Bbl. Offsetting the increase in oil and gas sales is a $2.2 million reduction due to hedging activity. In addition, $0.4 million reduction in sales was recorded pursuant to a market-sensitive royalty agreement.

     Revenues from other operations increased from zero during the period ended December 31, 1999 to $0.5 million during the period ended December 31, 2000. The increase in revenue is due to a management contract with Allegheny, whereby the Company provides Mountaineer with management services.

COSTS  AND EXPENSES.  The Company's costs and expenses increased $1.6 million or
-------------------
5.6% between the periods. The net increase was primarily due to a 7.1% increase in gas marketing and pipeline costs. Field operating expenses, general and administrative expenses, depreciation, depletion and amortization costs and impairment and exploratory costs remained relatively constant between the periods.

Gas marketing and pipeline costs increased $1.3 million. Gas marketing cost of sales declined by $0.4 million primarily due to a 50.2% decline in purchased gas volumes from 6.0 million Mmbtu for the three months ended December 31, 1999 to
3.0 million Mmbtu for the three months ended December 31, 2000, which was mitigated by a 99.1% increase in the average price paid for gas purchased from $2.76 per Mmbtu for the three months ended December 31, 1999 to $5.49 per Mmbtu for the three months ended December 31, 2000. Pipeline cost of sales increased by approximately $1.8 million primarily due to a 118.8% increase in the average price paid for gas purchased from $2.13 per Mmbtu for the three months ended December 31, 1999 to $4.65 per Mmbtu for the three months ended December 31, 2000, which was mitigated by a 10.6% decline in purchased gas volumes from 0.9 million Mmbtu for the three months ended December 31, 1999 to 0.8 million Mmbtu for the three months ended December 31, 2000.

Taxes other than income increased $0.5 million as a result of higher oil and gas prices and volumes. Production taxes are based on the wellhead price received and are not affected by hedging activities.

     INTEREST  EXPENSE.  Interest  expense decreased $1.2 million or 19.9%, when
     -----------------
comparing the periods ended December 31, 2000 to December 31, 1999. This is primarily due to the elimination of the Company's revolving line of credit and related fees.

OTHER  NON-OPERATING  INCOME.  Other non-operating income increased $3.0 million
----------------------------
when comparing the periods ended December 31, 2000 to December 31, 1999. This is primarily due to interest income earned on cash and cash equivalents.

INCOME  TAX.  The  provision  for income taxes increased $2.7 million due to the
-----------
$8.3  million  increase  to  pre-tax  earnings  from  continuing  operation.


COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
AND  1999
---------

The Company recorded a net loss from continuing operations of $2.1 million for the six months ended December 31, 2000 compared to a net loss from continuing operations of $10.1 million for the same period in 1999. The increase in income of $8.0 million is attributed to the net of a $5.7 million increase in revenue, a $0.6 million decrease in operating expenses, a $1.2 million decrease in interest expense, a $3.8 million increase in other non-operating income and a $3.3 million decrease in income tax benefits.

     REVENUES.  Total  revenues  increased  $5.7  million  or  10.7% between the
     --------
periods. The net increase was primarily due to a 43.5% increase in oil and gas sales and a 100% increase in other operating revenue.

Revenues from oil and gas sales increased $4.9 million from $11.3 million for the period ended December 31, 1999 to $16.2 million for the period ended December 31, 2000. The increase is attributable to the increase in oil and gas prices. For the six months ending December 2000, production increased 9.2% to
3.9 Bcf as compared to the six months ending December 1999's production of 3.6 Bcf. Gas prices rose 75.9% or $1.99 over the six-month period ending December 2000 to $4.61 per Mcf as compared to December 1999's price per Mcf of $2.62. This increase in price is primarily related to the increase in the index price of gas. Oil prices increased 40.2% or $7.78 over the six months ending December 2000 to $27.13 per Bbl as compared to December 1999's price per Bbl of $19.35. Oil production for the same period, decreased 2.6%, 1,428 Bbl, to 54,501 Bbl. Offsetting the increase in oil and gas sales is the $3.3 million reduction due to hedging transactions. In addition, a $0.4 million reduction in sales was recorded pursuant to a market-sensitive royalty agreement.

Revenues from other operations increased from zero during the period ended December 31, 1999 to $0.9 million during the period ended December 31, 2000. The increase in revenue is due to a management contract with Allegheny, whereby the Company provides Mountaineer with management services.

COSTS  AND EXPENSES.  The Company's costs and expenses decreased $0.6 million or
-------------------
1.1% between the periods. The net decrease was due to a 2.3% decrease in gas marketing and pipeline costs and a 111.2% increase in taxes other than income. Field operating expenses, general and administrative expenses, depreciation, depletion and amortization costs and impairment and exploratory costs remained relatively constant between the periods.

Gas marketing and pipeline costs decreased a total of $0.9 million. Gas marketing cost of sales decreased $3.5 million primarily due a 50.0% decline in purchased gas volumes from 12.2 million Mmbtu for the six months ended December 31, 1999 to 6.1 million Mmbtu for the six months ended December 31, 2000, which was mitigated by a 82.0% increase in the average price paid for gas purchased from $2.72 per Mmbtu for the six months ended December 31, 1999 to $4.95 per Mmbtu for the six months ended December 31, 2000. Pipeline cost of sales increased by approximately $2.6 million primarily due to a 90.4% increase in the average price paid for gas purchased from $2.13 per Mmbtu for the six months ended December 31, 1999 to $4.05 per Mmbtu for the six months ended December 31, 2000, which was mitigated by a 11.5% decline in purchased gas volumes from
1.9 million Mmbtu for the six months ended December 31, 1999 to 1.7 million Mmbtu for the six months ended December 31, 2000.

Taxes other than income increased $0.8 million as a result of higher oil and gas prices and volumes. Production taxes are based on the wellhead price received and are not affected by hedging activities.

INTEREST  EXPENSE.  Interest  expense  decreased  $1.2  million  or  10.4%, when
-----------------
comparing the periods ended December 31, 2000 to December 31, 1999. This is primarily due to the elimination of the Company's revolving line of credit and related fees.

OTHER  NON-OPERATING  INCOME.  Other non-operating income increased $3.8 million
----------------------------
when comparing the periods ended December 31, 2000 to December 31, 1999. This is primarily due to interest income earned on cash and cash equivalents.

     INCOME  TAX.  The  provision for income taxes increased $3.3 million due to
     -----------
the  $11.3  million  increase  to  pre-tax  earnings  from continuing operation.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the quarter ended December 31, 2000, the Company was able to take advantage of the significant cash liquidity arising from the sale of Mountaineer in the previous quarter. The Company's cash decreased from $197.9 million at September 30, 2000 to $107.8 million at December 31, 2000. The decrease in cash during the quarter was a result of the net use of approximately $90.1 million of cash for various activities of the Company. The activities were primarily comprised of: the use of approximately $55.0 million of cash for the acquisition of certain Appalachian gas properties from Penn Virginia Corporation (subject to adjustments for production and expenses after October 1, 2000, preferential rights exercised by third parties and other customary closing adjustments); the use of $3.5 million on other acquisitions, previously discussed, the investment of approximately $6.5 million in property, plant and equipment and other assets; the payment of approximately $1.7 million for the retirement of approximately $2.3 million of the Company's Notes pursuant to its recently completed tender offer; the payment of approximately $0.8 million for the acquisition of treasury stock; and the use of approximately $27.3 million of cash by operations during the quarter, which includes the payment of estimated income taxes of approximately $23.4 million.

At December 31, 2000, the Company's principal sources of liquidity consisted of $107.8 million of cash, plus $2 million available under an unsecured short-term credit facility currently in place. At December 31, 2000, the Company had letters of credit of $700,000 issued against the short-term line of credit facility. The Company may seek a replacement for the secured credit facility that was cancelled in the prior quarter.

Pursuant to the terms of the Company's Senior Subordinated Notes (the "Notes"), the Company has the option, within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer, to apply such proceeds to (a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed); (b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business"); (c) make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company elects not to apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase. At the present time, the exact income tax consequences relating to the sale of the stock of Mountaineer has not been determined. As a result of the foregoing, the amount that remains to be applied, pursuant to options (a) - (e) discussed above, within the 360 day time frame cannot be determined.

On November 9, 2000, the Company commenced a tender offer to purchase, for cash, all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes expired on December 11, 2000. As noted above, approximately $2.3 million of the notes were tendered and retired during the quarter, which resulted in an extraordinary gain of $0.38 million, net of $0.20 million income tax.

Currently, it is the intention of the Company to seek to reinvest any remaining net proceeds into Energy Business activities. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. For fiscal year 2001, the Company plans to invest approximately $42.4 million in capital projects. The fiscal year 2001 capital expenditure program contemplates spending approximately $11.7 million on 27 gross (25 net) recompletions and 73 gross (60.3 net) development wells as well as approximately $2.0 million on acquisitions of producing properties primarily in the Appalachian Basin. In addition, the Company's fiscal year 2001 capital spending program contemplates spending approximately $15.9 million (including estimated completion costs) on exploratory drilling projects. These projects include funding $12.1 million on domestic exploration drilling opportunities and $3.8 million on international exploration drilling opportunities. This funding program assumes drilling 14 gross (5.9 net) domestic exploration wells and 8 gross (4.6 net) international exploration wells. Other capital projects include $5.1 million for seismic studies and for leasehold acquisitions plus $7.7 million for infrastructure projects. At December 31, 2000, the Company had expended approximately $14 million of its fiscal year 2001 capital expenditure program. A significant majority of the fiscal year 2001 capital expenditure program was planned for the last half of the fiscal year.

In addition to the Company's exploration and development drilling activities associated with this reinvestment program, the Company will seek to satisfy the reinvestment requirement by engaging in acquisitions of utility assets or oil and natural gas reserves and properties, such as the acquisition of the Appalachian properties of Penn Virginia Corporation that was previously discussed. There can be no assurance that the Company will be able to acquire additional exploration or development drilling opportunities or to identify additional acquisition candidates in the required 360 day time period. Further, there can be no assurance that the drilling activities associated with the reinvestment program will achieve commercial success or that any future acquisitions made by the Company will achieve desired profitability objectives.

Other than the reinvestment program described above, the timing of the Company's capital expenditures is mostly discretionary with no material capital expenditure commitments. The Company, therefore, has a significant degree of flexibility to adjust its level of its capital expenditures as circumstances warrant. However, the Company has designated certain projects as non-deferrable commitments incurred in the normal course of business. These include certain drilling obligations, primarily in New Zealand and Texas, which range from $10 million to $15 million at December 31, 2000. The ultimate expenditures by the Company in these areas will be dependant to a large extent upon the ability of the Company to attract partners, farmout portions of certain projects or otherwise enter into cost sharing arrangements.

The Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above. Moreover, management anticipates that although projected earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization, and impairment and exploratory costs ("EBITDAX") for fiscal year 2001 will increase to $36.3 million from $4.2 million for fiscal year 2000, such results will not be sufficient to fully fund fiscal year 2001 projected interest charges of $20.1 million and fund the Company's fiscal year 2001 capital expenditures program of $42.4 million. Based on such estimates, the Company may utilize a certain portion of the proceeds from the sale of Mountaineer to make capital expenditures, subject to limitations on such usage under the Notes, if any, and may seek to raise additional capital or incur permitted indebtedness. The availability and attractiveness of such sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices, weather patterns, credit agency rating reports and other market conditions. The Company's liquidity is directly affected by such factors and the Company's cash requirements will fluctuate based on the timing and the extent of the interplay of these factors. However, management believes that cash generated from continuing oil and gas operations, the use of net proceeds from the sale of Mountaineer (as permitted under provisions of the related debt agreements), together with the liquidity provided by existing cash balances, permitted borrowings and by investments in new "Energy Business" assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 65% of its Appalachian natural gas at December 31, 2000.

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

          None


ITEM  5.  OTHER  INFORMATION

          None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)     None

          b)     Reports  on  Form  8-K

                 The Company filed a report on Form 8-K, Item 2, dated December 29, 2000 reporting the acquisition of assets from Penn Virginia Oil and Gas Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of February, 2001.



                                        ENERGY  CORPORATION  OF  AMERICA


                                        By:     /s/  John  Mork
                                               -------------------------------
                                               John  Mork
                                               Chief  Executive  Officer
                                               and  Director


                                        By:     /s/  Michael  S.  Fletcher
                                               -------------------------------
                                               Michael  S.  Fletcher
                                               Chief  Financial  Officer
                                               and  Treasurer