Form 10-Q
period 2001-03-31
ENERGY CORP OF AMERICA
filed 2001-05-15
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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
                                   Yes  X     No
                                       ---       ---


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                       March 31, 2001 was 637,110 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                          PAGES
PART  I  FINANCIAL  INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets
   March 31, 2001 (unaudited) and June 30, 2000. . . . . . . . . . . . .   3

  Unaudited Condensed Consolidated Statements of Operations
   For the three and nine months ended March 31, 2001 and 2000 . . . . .   5

  Unaudited Condensed Consolidated Statements of Cash Flows
   For the nine months ended March 31, 2001 and 2000 . . . . . . . . . .   6

  Unaudited Condensed Consolidated Statements of Comprehensive Income
   For the three and nine months ended March 31, 2001 and 2000 . . . . .   7

  Notes to Unaudited Condensed Consolidated Financial Statements . . . .   8

Item 2. Management's Discussion and Analysis of Results of Operation and
        Financial Condition. . . . . . . . . . . . . . . . . . . . . . .  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . .  17


PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  19

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  19

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  19

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------
                                                         MARCH 31   JUNE 30
                                                           2001      2000
                                                       (UNAUDITED)    *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . .  $ 101,635  $  3,310
    Accounts receivable, net of allowance for
       doubtful accounts of  $1,062 and $463        . .     22,747    14,467
    Net utility assets held for sale. . . . . . . . . .               56,795
    Gas in storage, at average cost . . . . . . . . . .        550       765
    Prepaid and other current assets. . . . . . . . . .      5,408     4,423
                                                         ---------  --------
       Total current assets . . . . . . . . . . . . . .    130,340    79,760
                                                         ---------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $99,896 and $92,106 .    226,274   160,162
                                                         ---------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $2,803 and $2,446. . . . . . . .      4,536     5,210
    Notes receivable. . . . . . . . . . . . . . . . . .      1,877     1,519
    Other . . . . . . . . . . . . . . . . . . . . . . .     11,573    19,040
                                                         ---------  --------
       Total other assets . . . . . . . . . . . . . . .     17,986    25,769
                                                         ---------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .  $ 374,600  $265,691
                                                         =========  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------

                                                               MARCH 31    JUNE 30
                                                                 2001       2000
                                                              (UNAUDITED)     *
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $  22,347   $ 14,877
    Short-term borrowings. . . . . . . . . . . . . . . . . .                 2,000
    Current portion of long-term debt. . . . . . . . . . . .        150      1,086
    Funds held for future distribution . . . . . . . . . . .      8,320      6,280
    Income taxes payable . . . . . . . . . . . . . . . . . .     20,047
    Other current liabilities. . . . . . . . . . . . . . . .     14,544      6,539
                                                              ----------  ---------
       Total current liabilities . . . . . . . . . . . . . .     65,408     30,782

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .    198,941    212,575
    Gas delivery obligation and deferred revenue . . . . . .     13,933     15,443
    Deferred income tax liability. . . . . . . . . . . . . .     19,500
    Other long-term obligation . . . . . . . . . . . . . . .     10,183     11,014
                                                              ----------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .    307,965    269,814
                                                              ----------  ---------


 STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,000 and 718,000 shares issued . . . .        730        718
    Class A stock, no par value; 100,000 shares authorized;
       35,000 and 26,000 shares issued . . . . . . . . . . .      3,935      2,940
    Additional paid in capital . . . . . . . . . . . . . . .      5,503      4,615
    Retained earnings (deficit). . . . . . . . . . . . . . .     69,662     (4,833)
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .     (9,165)    (7,429)
    Accumulated comprehensive loss . . . . . . . . . . . . .     (4,030)      (134)
                                                              ----------  ---------
       Total stockholders' equity (deficit). . . . . . . . .     66,635     (4,123)
                                                              ----------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 374,600   $265,691
                                                              ==========  =========

 *   Condensed  from  audited  consolidated  financial  statements.

 The  accompanying  notes  are  an  integral  part  of these condensed consolidated financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE                 FOR THE NINE
                                                                             MONTHS ENDED                  MONTHS ENDED
                                                                               MARCH 31                     MARCH 31
                                                                        2001             2000         2001       2000
 REVENUES:
    Gas marketing and pipeline sales. . . . . . . . . . . . . . .  $       28,688   $      15,894   $ 67,876   $ 54,734
    Oil and gas sales . . . . . . . . . . . . . . . . . . . . . .          14,521           5,932     30,728     17,223
    Well operations and service revenues. . . . . . . . . . . . .           1,366           1,386      4,030      4,519
    Other revenue . . . . . . . . . . . . . . . . . . . . . . . .             534                      1,455
                                                                   ---------------  --------------  ---------  ---------
                                                                           45,109          23,212    104,089     76,476
                                                                   ---------------  --------------  ---------  ---------
 COST AND EXPENSES:
    Gas marketing and pipeline cost . . . . . . . . . . . . . . .          27,640          15,504     64,711     53,463
    Field operating expenses. . . . . . . . . . . . . . . . . . .           2,204           2,020      6,171      5,986
    General and administrative. . . . . . . . . . . . . . . . . .           3,285           3,096      8,944      8,428
    Taxes, other than income. . . . . . . . . . . . . . . . . . .           1,156             324      2,583      1,000
    Depletion and depreciation, oil and gas related . . . . . . .           2,584           2,174      6,621      6,587
    Depreciation of pipelines and equipment . . . . . . . . . . .             678             706      2,024      2,171
    Exploration and impairment. . . . . . . . . . . . . . . . . .           9,948             532     12,586      3,469
                                                                   ---------------  --------------  ---------  ---------
                                                                           47,495          24,356    103,640     81,104
                                                                   ---------------  --------------  ---------  ---------
    Income (loss) from operations . . . . . . . . . . . . . . . .          (2,386)         (1,144)       449     (4,628)
                                                                   ---------------  --------------  ---------  ---------
 OTHER (INCOME) EXPENSE
    Interest expense. . . . . . . . . . . . . . . . . . . . . . .           4,869           5,441     15,193     16,956
    Interest income and other . . . . . . . . . . . . . . . . . .          (1,817)            (95)    (6,220)      (703)
                                                                   ---------------  --------------  ---------  ---------
 Loss from continuing operations before income taxes. . . . . . .          (5,438)         (6,490)    (8,524)   (20,881)
 Income tax benefit . . . . . . . . . . . . . . . . . . . . . . .          (1,848)         (2,143)    (2,836)    (6,392)
                                                                   ---------------  --------------  ---------  ---------
 Loss from continuing operations. . . . . . . . . . . . . . . . .          (3,590)         (4,347)    (5,688)   (14,489)
                                                                   ---------------  --------------  ---------  ---------
 Disposal of utility operations:
    Income (loss) from utility operations, net of income tax. . .                           6,901     (1,949)    11,348
    Gain (loss) on sale of utility operations, net of income tax.              (9)                    85,381
                                                                   ---------------  --------------  ---------  ---------
    Net income (loss) from disposal of utility operations . . . .              (9)          6,901     83,432     11,348
 Extraordinary gain on extingishment of debt, net of tax. . . . .             (23)              -        356          -
                                                                   ---------------  --------------  ---------  ---------
 NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .  $       (3,622)  $       2,554   $ 78,100   $ (3,141)
                                                                   ===============  ==============  =========  =========

 Basic and diluted earnings per common share:
    Loss from continuing operations . . . . . . . . . . . . . . .  $        (5.41)  $       (6.54)  $  (8.55)  $ (21.75)
    Income (loss) from disposed utility operations. . . . . . . .           (0.01)          10.39     125.35      17.04
    Extraordinary gain (loss) on extinguishment of debt . . . . .           (0.03)              -       0.53          -
                                                                   ---------------  --------------  ---------  ---------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $        (5.45)  $        3.85   $ 117.33   $  (4.71)
                                                                   ===============  ==============  =========  =========

 The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE NINE MONTHS
                                                                                                ENDED MARCH 31
                                                                                             2001             2000
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations . . . . . . . . . . . . . . . . . . . . . .  $             (5,688)  $(14,489)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depletion, depreciation and amortization . . . . . . . . . . . . . . . . . .                 9,319      9,357
       Impairment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11,866
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,715)    (3,993)
                                                                                     ---------------------  ---------
                                                                                                   12,782     (9,125)
    Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (8,877)       281
       Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   215         75
       Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,251)      (192)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,728      1,248
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (37,494)    (2,562)
       Funds held for future distributions. . . . . . . . . . . . . . . . . . . . .                 2,040       (437)
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,350)        30
                                                                                     ---------------------  ---------
       Net cash used by operating activities from continuing operations . . . . . .               (24,207)   (10,682)
       Net cash provided (used) by operating activities from disposed operations. .                (5,687)     7,105
                                                                                     ---------------------  ---------
       Net cash used by operating activities. . . . . . . . . . . . . . . . . . . .               (29,894)    (3,577)
                                                                                     ---------------------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . . . . . . . . . . . . . .               (80,290)   (13,470)
    Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . .                 1,461        376
    Notes receivable and other. . . . . . . . . . . . . . . . . . . . . . . . . . .                (4,194)       (27)
                                                                                     ---------------------  ---------
       Net cash used by investing activities from continuing operations . . . . . .               (83,023)   (13,121)
       Net cash provided (used) by investing activities from disposed operations. .               224,770    (20,901)
                                                                                     ---------------------  ---------
       Net cash provided (used) by investing activities . . . . . . . . . . . . . .               141,747    (34,022)
                                                                                     ---------------------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 7,825      7,250
    Principal payment on long-term debt . . . . . . . . . . . . . . . . . . . . . .               (21,813)   (13,947)
    Principal payment on short-term borrowing . . . . . . . . . . . . . . . . . . .                (2,000)     2,000
    Purchase of treasury stock and other financing activities . . . . . . . . . . .                (1,790)      (260)
    Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (3,340)
    Prepayment of future gas delivery . . . . . . . . . . . . . . . . . . . . . . .                           10,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,051         28
                                                                                     ---------------------  ---------
       Net cash provided (used) by financing activities from continuing operations.               (20,067)     5,071
       Net cash provided by financing activities from disposed operations . . . . .                 6,539     22,986
                                                                                     ---------------------  ---------
       Net cash provided (used) by financing activities . . . . . . . . . . . . . .               (13,528)    28,057
                                                                                     ---------------------  ---------
       Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .                98,325     (9,542)
       Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .                 3,310     12,163
                                                                                     ---------------------  ---------
 Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . .  $            101,635   $  2,621
                                                                                     =====================  =========

 The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   MARCH 31              MARCH 31
                                                               2001        2000       2001      2000
 Net income (loss) . . . . . . . . . . . . . . . . . . . .  $  (3,622)  $   2,554   $78,100   $(3,141)
                                                            ----------  ----------  --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . . . . . . .     (2,583)       (291)   (1,004)      133
    Marketable securities:
       Unrealized gain . . . . . . . . . . . . . . . . . .         45                   136
    Oil and Gas derivatives:
       Net cumulative effect adjustment. . . . . . . . . .                           (2,153)
       Current period transactions . . . . . . . . . . . .      3,950                (5,612)
       Reclassification to earnings. . . . . . . . . . . .      2,988                 4,737
                                                            ----------  ----------  --------  --------
 Other comprehensive income (loss), net of tax . . . . . .      4,400        (291)   (3,896)      133
                                                            ----------  ----------  --------  --------
 Comprehensive income (loss) . . . . . . . . . . . . . . .  $     778   $   2,263   $74,204   $(3,008)
                                                            ==========  ==========  ========  ========


The  accompanying  notes  are  an  integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.     Nature  of  Organization

Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

Oil  and  Gas  Exploration, Development, Production and Marketing - The Company,
-----------------------------------------------------------------
through its wholly owned subsidiary Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin states of West Virginia, Pennsylvania, Kentucky and Ohio.

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, Texas and New Zealand.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The Company has also entered into a gas sale and purchase agreement with Allegheny whereby the Company will begin the delivery of natural gas on or after July 1, 2001. The Company has received a $10 million prepayment pursuant to the agreement, which is recorded as long term deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.

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


5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:


                                   Loss           Shares   Per Share
                                   -------------  -------  -----------
Three months ended March 31, 2001
---------------------------------
   Basic and Diluted. . . . . . .  $ (3,590,000)  664,042  $    (5.41)
Nine months ended March 31, 2001
---------------------------------
   Basic and Diluted. . . . . . .  $ (5,688,000)  665,567  $    (8.55)
Three months ended March 31, 2000
---------------------------------
   Basic and Diluted. . . . . . .  $ (4,347,000)  664,401  $    (6.54)
Nine months ended March 31, 2000
---------------------------------
   Basic and Diluted. . . . . . .  $(14,489,000)  666,003  $   (21.75)

The effect of outstanding stock options was not included in the computation of diluted earnings per share because to do so would have been antidilutive.


6.     Industry  Segments

The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX") to evaluate the operations of each segment.

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                                        Exploration    Marketing
                                                            and           and
                                                        Production     Pipeline      Other    Consolidated
                                                       -------------  -----------  ---------  -------------
 For the nine months ended March 31, 2001
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     33,517   $   67,876                  $101,393
   Intersegment revenues. . . . . . . . . . . . . . .         1,241                 $ 1,455          2,696
   Depreciation, depletion, amortization. . . . . . .         7,598          730        317          8,645
   Impairment and exploratory costs . . . . . . . . .         5,335                   7,251         12,586
   Operating profit (loss). . . . . . . . . . . . . .         8,993        1,083     (9,627)           449
   Interest expense . . . . . . . . . . . . . . . . .            57            2     15,134         15,193
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .        22,378        1,330      4,192         27,900
   Total assets . . . . . . . . . . . . . . . . . . .       150,350       65,439    158,811        374,600
   Capital expenditures . . . . . . . . . . . . . . .        77,200          801      2,289         80,290
-----------------------------------------------------  -------------  -----------  ---------  -------------
 For the nine months ended March 31, 2000
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     21,742   $   54,734                  $ 76,476
   Intersegment revenues. . . . . . . . . . . . . . .                                                    -
   Depreciation, depletion, amortization. . . . . . .         7,716          773   $    269          8,758
   Impairment and exploratory costs . . . . . . . . .         3,469                                  3,469
   Operating profit (loss). . . . . . . . . . . . . .          (545)        (637)    (3,446)        (4,628)
   Interest expense . . . . . . . . . . . . . . . . .            48            2     16,906         16,956
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .        11,188         (155)    (2,731)         8,302
   Total assets, net of utility assets held for sale.       130,753       59,449     26,066        216,268
   Capital expenditures . . . . . . . . . . . . . . .        13,287          131         52         13,470

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $5.3 million and $4.5 million as of March 31, 2001 and 2000.


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

The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At July 1, 2000, adoption of SFAS No. 133, resulted in recording a $3.4 million ($2.2 million net of tax) decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets. At March 31, 2001, the decline in fair value to accumulated other comprehensive income was $4.8 million ($3.0 million net of tax), consisting of $5.1 million in other current liabilities and $0.3 million in other current assets. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $3.1 million. The Company has partially hedged its exposure to the variability in future cash flows through April 2002.


8.     Debt

A summary of debt activity from June 30, 2000 to March 31, 2001, is as follows (in thousands):


                              Current Portion    Long Term    Total Long
                              Long Term Debt     Debt         Term Debt
                              -----------------  -----------  ------------
 Balance at June 30, 2000. . $          1,086   $  212,575   $    213,661
  Draw on revolving debt. .                          7,000          7,000
  Revolving debt payment. .               (750)     (19,000)      (19,750)
  Notes retired . . . . . .                          (2,328)       (2,328)
  Acquisition-related debt.                 37          788           825
  Miscellaneous debt payments             (223)         (94)         (317)
                              -----------------  -----------  ------------
 Balance at March 31, 2001 .  $            150   $  198,941   $   199,091
                              =================  ===========  ============

The Company's scheduled maturities of long term debt for each of the periods indicated is as follows (in thousands):


For the Fiscal Year Ending:
 June 30, 2001 . . . . . . .  $    150
 June 30, 2002 . . . . . . .       153
 June 30, 2003 . . . . . . .       157
 June 30, 2004 . . . . . . .       160
 June 30, 2005 . . . . . . .       164
 Thereafter. . . . . . . . .   198,307
                              --------
    Total. . . . . . . . . .  $199,091
                              ========

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

ACQUISITIONS
------------

     During the three month period ended March 31, 2001, the Company acquired interests in 28 wells in Pennsylvania for $1.7 million.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
AND  2000
---------

     The Company recorded a net loss from continuing operations of $3.6 million for the three months ended March 31, 2001 compared to a net loss from continuing operations of $4.3 million for the same period in 2000. The increase in income of $0.7 million is attributed to the net of a $21.9 million increase in revenue, a $13.7 million increase in operating expenses, a $9.4 million increase in exploration and impairment costs, a $0.5 million decrease in interest expense, a $1.7 million increase in other non-operating income and a $0.3 million decrease in the provision for income taxes.

     REVENUES.  Total  revenues  increased  $21.9  million  or 94.3% between the
     --------
periods. The net increase was due to an 80.5% increase in gas marketing and pipeline sales, a 144.8% increase in oil and gas sales and a 100% increase in other operating revenue.

     Revenues from gas marketing and pipeline sales increased $12.8 million from $15.9 million during the period ended March 31, 2000 to $28.7 million during the period ended March 31, 2001. Gas marketing revenue increased $10.4 million primarily due to a 184.7% increase in the average sales price per Mmbtu from $2.73 for the three months ended March 31, 2000 to $7.77 for the three months ended March 31, 2001. This increase was mitigated by a 34.9% decline in marketed gas volumes from 4.8 million Mmbtu to 3.1 million Mmbtu for the same period. Pipeline revenue increased $2.4 million primarily due to a 127.1% increase in the average sales price per Mmbtu from $2.81 for the three months ended March 31, 2000 to $6.38 for the three months ended March 31, 2001. This increase was diminished by a 12.3% decline in gas volumes from 0.9 million Mmbtu to 0.76 million Mmbtu for the same period.

     Revenues from oil and gas sales increased $8.6 million from $5.9 million for the period ended March 31, 2000 to $14.5 million for the period ended March 31, 2001 due to an increase in both prices and net production. The average Mcf price received for the quarter ended March 2001 was $7.74 compared to $2.58 for the quarter ended March 2000 causing a $9.6 million increase in sales. The Company's net Mcf production for the quarter ended March 2001 compared to the quarter ended March 2000 increased 0.6 Mmcf, 29.1%, which is attributable to drilling and acquisitions, causing a $4.1 million increase in sales. The average Bbl price received for the quarter ended March 2001 was $27.01 compared to $23.63 for the quarter ended March 2000. This price increase was offset by a 3,183 Bbl, 10.1%, drop in production to 26,342 Bbl for the quarter. The increases to revenue were offset by recognized losses on hedging transactions, which totaled $5.3 million for the quarter ended March 2001, with no hedging losses for the quarter ended March 2000. The average price per Mcfe, after hedging, was $5.57 and $2.86 for the quarters ended March 31, 2001 and March 31, 2000.

     Revenues from other operations increased from zero during the period ended March 31, 2000 to $0.5 million during the period ended March 31, 2001. The increase in revenue is due to a management contract with Allegheny, which terminated March 31, 2001, whereby the Company provided Mountaineer with management services.

COSTS AND EXPENSES. The Company's operating costs and expenses increased $13.7 ------------------- million or 57.6% between the periods. The net increase was primarily due to a 78.3% increase in gas marketing and pipeline costs and a 256.8% increase in taxes other than income. The remaining costs were relatively constant between the periods with field operating expenses increasing 9.1%, general and administrative expenses increasing 6.1% and depreciation, depletion and amortization costs increasing 13.3%.

     Gas marketing and pipeline costs increased $12.1 million. Gas marketing cost increased $9.0 million primarily due to a 162.6% increase in the average price paid for gas purchased from $2.81 per Mmbtu for the three months ended
March 31, 2000 to $7.37 per Mmbtu for the three months ended March 31, 2001. This increase was offset by a 35.6% decline in purchased gas volumes from 4.8 million Mmbtu to 3.0 million Mmbtu for the same period. Pipeline cost increased $3.1 million primarily due to a 201.7% increase in the average price paid for gas purchased from $2.12 per Mmbtu for the three months ended March 31, 2000 to $6.40 per Mmbtu for the three months ended March 31, 2001. This increase was diminished by an 8.5% decline in purchased gas volumes from 0.85 Mmbtu to 0.78 million Mmbtu for the same period.

     Taxes other than income increased $0.8 million as a result of higher oil and gas prices and volumes. Production taxes are based on the wellhead price received and are not affected by hedging activities.

     EXPLORATION  AND  IMPAIRMENT.  Exploration  and  impairment costs increased
     ----------------------------
$9.4 million when comparing the periods ended March 31, 2001 to March 31, 2000. The primary costs related to this period are the impairment of a computer conversion project, $5.7 million; impairment of the investment in a fiber optic company due to bankruptcy, $1.6 million; impairment of drilling costs related to dry holes, $1.2 million. The balance of the impairment for the period is for other exploratory costs, which includes delay rentals, lease expirations, geological and geophysical costs and seismic.

     INTEREST  EXPENSE.  Interest  expense decreased $0.5 million or 10.5%, when
     -----------------
comparing the periods ended March 31, 2001 to March 31, 2000. This is primarily due to having 8.7% less debt at March 31, 2001.

OTHER  NON-OPERATING  INCOME.  Other non-operating income increased $1.7 million
----------------------------
when comparing the periods ended March 31, 2001 to March 31, 2000. This is primarily due to interest income earned on cash and cash equivalents.

INCOME  TAX.  The  provision  for income taxes increased $0.3 million due to the
-----------
$1.1  million  increase  to  pre-tax  earnings  from  continuing  operation.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND
--------------------------------------------------------------------------------
2000
----

     The Company recorded a net loss from continuing operations of $5.7 million for the nine months ended March 31, 2001 compared to a net loss from continuing operations of $14.5 million for the same period in 2000. The increase in income of $8.8 million is attributed to the net of a $27.6 million increase in revenue, a $13.4 million increase in operating expenses, a $9.1 million increase in exploration and impairment costs, a $1.8 million decrease in interest expense, a $5.5 million increase in other non-operating income and a $3.6 million decrease in income tax benefits.

REVENUES.  Total  revenues increased $27.6 million or 36.1% between the periods.
--------
The net increase was primarily due to a 24.0% increase in gas marketing and pipeline sales and a 78.4% increase in oil and gas sales and a 100% increase in other operating revenue.

     Revenues from gas marketing and pipeline sales increased $13.2 million from $54.7 million during the period ended March 31, 2000 to $67.9 million during the period ended March 31, 2001. Gas marketing revenue increased $8.5 million primarily due to a 122.3% increase in the average sales price per Mmbtu from $2.72 for the nine months ended March 31, 2000 to $6.06 for the nine months ended March 31, 2001. This increase was mitigated by a 45.7% decline in marketed gas volumes from 16.9 million Mmbtu to 9.2 million Mmbtu for the same period. Pipeline revenue increased $4.6 million primarily due to an 81.3% increase in the average sales price per Mmbtu from $2.80 for the nine months ended March 31, 2000 to $5.07 for the nine months ended March 31, 2001. This increase was diminished by a 9.4% decline in gas volumes from 2.6 million Mmbtu to 2.3 million Mmbtu for the same period.

     Revenues from oil and gas sales increased $13.5 million from $17.2 million for the period ended March 31, 2000 to $30.7 million for the period ended March 31, 2001 due to an increase in both prices and net production. The average Mcf price received for the nine months ended March 2001 was $5.82 compared to $2.61 for the nine months ended March 2000 causing a $17.2 million increase in sales. The Company's net Mcf production for the nine months ended March 2001 compared to the nine months ended March 2000 increased 0.9 Mmcf, 16.1%, which is attributable to drilling and acquisitions, causing a $5.0 million increase in sales. The average Bbl price received for the nine months ended March 2001 was $27.09 compared to $20.83 for the nine months ended March 2000. Oil production decreased 4,611 Bbl, 5.4%, to 80,844 Bbl for the nine months. The increases to revenue were offset by recognized losses on hedging transactions, which totaled $8.5 million for the nine months ended March 2001, with no hedging losses for the nine months ended March 2000. The average price per Mcfe, after hedging, was $4.49 and $2.88 for the nine months ended March 31, 2001 and March 31, 2000.

     Revenues from other operations increased from zero during the period ended March 31, 2000 to $1.5 million during the period ended March 31, 2001. The increase in revenue is due to a management contract with Allegheny, which terminated March 31, 2001, whereby the Company provided Mountaineer with management services.

COSTS  AND EXPENSES.  The Company's operating costs and expenses increased $13.4
-------------------
million or 17.3% between the periods. The net increase was due to a 21.0% decrease in gas marketing and pipeline costs and a 158.3% increase in taxes other than income. The remaining costs were relatively constant between the periods with field operating expenses increasing 3.1%, general and administrative expenses increasing 6.1% and depreciation, depletion and amortization costs decreasing 1.3%.

     Gas marketing and pipeline costs increased $11.2 million. Gas marketing cost increased $5.5 million primarily due to a 109.9% increase in the average price paid for gas purchased from $2.75 per Mmbtu for the nine months ended
March 31, 2000 to $5.77 per Mmbtu for the nine months ended March 31, 2001. This increase was diminished by a 45.9% decline in purchased gas volumes from
16.9 million Mmbtu to 9.2 million Mmbtu for the same period. Pipeline cost increased $5.7 million primarily due to a 126.0% increase in the average price paid for gas purchased from $2.13 per Mmbtu for the nine months ended March 31, 2000 to $4.81 per Mmbtu for the nine months ended March 31, 2001. This increase was offset by a 10.6% decline in purchased gas volumes from 2.7 million Mmbtu to
2.4  million  Mmbtu  for  the  same  period.

     Taxes other than income increased $1.6 million as a result of higher oil and gas prices and volumes. Production taxes are based on the wellhead price received and are not affected by hedging activities.

     EXPLORATION  AND  IMPAIRMENT.  Exploration  and  impairment costs increased
     ----------------------------
$9.1 million when comparing the periods ended March 31, 2001 to March 31, 2000. The primary costs related to this period are the impairment of a computer conversion project, $5.7 million; impairment of the investment in a fiber optic company due to bankruptcy, $1.6 million; impairment of drilling costs related to dry holes, $2.6 million. The balance of the impairment for the period is for other exploratory costs, which includes delay rentals, lease expirations, geological and geophysical costs and seismic.

     INTEREST  EXPENSE.  Interest  expense decreased $1.8 million or 10.4%, when
     -----------------
comparing the periods ended March 31, 2001 to March 31, 2000. This is primarily due to having 8.7% less debt at March 31, 2001.

OTHER  NON-OPERATING  INCOME.  Other non-operating income increased $5.5 million
----------------------------
when comparing the periods ended March 31, 2001 to March 31, 2000. This is primarily due to interest income earned on cash and cash equivalents.

INCOME  TAX.  The  provision  for income taxes increased $3.6 million due to the
-----------
$12.4  million  increase  to  pre-tax  earnings  from  continuing  operation.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the quarter ended March 31, 2001, the Company continued to utilize the significant cash liquidity arising from the sale of Mountaineer. The Company's cash decreased from $107.8 million at December 31, 2000 to $101.6 million at March 31, 2001. The decrease in cash during the quarter was a result of the net use of approximately $6.2 million of cash for various operating and capital expenditure activities of the Company. The activities were primarily comprised of: the net investment of approximately $7.8 million in property, plant and equipment and other assets; the payment of approximately $0.7 million for the acquisition of treasury stock; and the generation of approximately $2.3 million of cash by operations during the quarter, which is net of the payment of estimated income taxes of approximately $12.4 million.

     At March 31, 2001, the Company's principal sources of liquidity consisted of $101.6 million of cash, plus $2 million available under an unsecured short-term credit facility currently in place. At March 31, 2001, the Company had no letters of credit issued against the short-term line of credit facility.

     In connection with the use of proceeds resulting from the sale of Mountaineer, the Company, pursuant to the terms of its Senior Subordinated Notes (the "Notes"), has the option, within 360 days of receipt of the net proceeds from the sale of the stock of Mountaineer, to apply such proceeds to (a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed);
(b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business"); (c) make capital expenditures in respect to the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company elects not to apply all of the net proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those net proceeds which were not applied to one of the above options, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase. At the present time, the income tax consequences attributable to the sale of the stock of Mountaineer have not been established. As a result of the foregoing, the amount that remains to be applied, pursuant to options (a) - (e) discussed above, within the 360 day time frame cannot presently be determined.

     Currently, it is the intention of the Company to seek to reinvest any remaining net proceeds into Energy Business activities. A component of the Company's reinvestment strategy will be to expand its exploration and development activities, both domestically and internationally. For fiscal year 2001, the Company estimated it would invest approximately $42.4 million in capital projects, including $15.9 million for exploration projects and $13.7 for development projects. At March 31, 2001, the Company had expended approximately $25.3 million of its fiscal year 2001 capital expenditure program. It is anticipated that a portion of the fiscal year 2001 capital expenditure program will be expended in the first quarter of fiscal year 2002.

     In addition to the Company's exploration and development drilling activities associated with this reinvestment program, the Company continues to seek to satisfy the reinvestment requirement by engaging in acquisitions of oil and natural gas reserves and properties, such as the $56 million acquisition of the Appalachian properties of Penn Virginia Corporation that was previously discussed. As of March 31, 2001, the Company had expended a total of over $80 million related to its exploration and development drilling activities and acquisitions of oil and natural gas properties. Currently, the Company is engaged in ongoing negotiations to acquire approximately $24 million of additional oil and natural gas reserves and properties within the contiguous 48 states. There can be no assurance that the drilling activities associated with the reinvestment program will achieve commercial success or that any future acquisitions made by the Company will achieve desired profitability objectives.

     The Company's cash requirements will fluctuate based on timing and the extent of the interplay of the factors discussed above. Moreover, management anticipates that although projected earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization, and impairment and exploratory costs ("EBITDAX") for fiscal year 2001 will increase to $38 million from $4.2 million for fiscal year 2000, such results will not be sufficient to fully fund fiscal year 2001 projected interest charges of $20.1 million and fund the Company's fiscal year 2001 capital expenditures program of $42.4 million. However, management believes that cash generated from continuing oil and gas operations, the use of net proceeds from the sale of Mountaineer (as permitted under provisions of the related debt agreements), together with the liquidity provided by existing cash balances, permitted borrowings and by investments in new "Energy Business" assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

     The Company believes that its existing capital resources, its mitigating management efforts, and its expected fiscal year 2001 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity sales prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.



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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 72% of its natural gas for the last quarter of fiscal year 2001.

     FOREIGN  CURRENCY  TRANSLATION
     ------------------------------

     Some of the Company's transactions are denominated in New Zealand or Australian dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at the period end exchange rates, and statements of income are translated at the average exchange rates during the period. Gains and losses resulting from foreign currency translation are included as a component of other comprehensive income.

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

          None


ITEM  5.  OTHER  INFORMATION

          None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 15th day of May, 2001.



                                       ENERGY  CORPORATION  OF  AMERICA




                                        By:     /s/John  Mork
                                           -------------------------------------
                                        John  Mork
                                        Chief  Executive  Officer  and  Director




                                        By:     /s/Michael  S.  Fletcher
                                           -------------------------------------
                                        Michael  S.  Fletcher
                                        Chief  Financial  Officer