Form 10-K
period 2001-06-30
ENERGY CORP OF AMERICA
filed 2001-09-28
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

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


The aggregate number of shares and market value of common stock held by non-affiliates of the registrant at September 1, 2001 was 45,342 shares. The market value held by non-affiliates is unavailable.


The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at September 1, 2001 was 635,685 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                 ENERGY CORPORATION OF AMERICA

                                       TABLE OF CONTENTS

                                                                                              Page
Part  I
  Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
  Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .  11
Part  II
  Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters. . . . .  11
  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item 7.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . .  19
  Item 8.   Consolidated Financial Statements and Supplementary Data
              Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . .  20
              Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
              Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
              Statements of Stockholders Equity (Deficit) . . . . . . . . . . . . . . . . . .  24
              Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
              Statements of Comprehensive Income. . . . . . . . . . . . . . . . . . . . . . .  26
              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .  27
              Supplemental Information on Oil and Gas Producing Activities (Unaudited). . . .  41
  Item 9.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
Part  III
  Item 10.  Directors and Officers of Registrant. . . . . . . . . . . . . . . . . . . . . . .  45
  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
  Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . .  49
  Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . .  50
Part  IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . .  53
Part  V
  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  56


     All defined terms under Rule 4-10 (a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (Mmcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousand barrels (Mbbls) or million barrels (Mmbbls). Oil is compared to natural gas in terms of thousand cubic feet equivalent (Mcfe), million cubic feet equivalent (Mmcfe) or billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. A dekatherm (dth) is equal to one million British Thermal Units (Btu). A Btu is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I
                                     ------

                              ITEM 1.   BUSINESS
                              -------------------


GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held energy company primarily engaged in the development, production, transportation and marketing of natural gas and oil, primarily in the Appalachian Basin. The Company was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). For the fiscal year ended June 30, 2001, the Company had total revenues from continuing operations of $130 million and EBITDAX (earnings before interest, income taxes, impairment and exploratory costs, depreciation and amortization) from continuing operations of $33.2 million.

     The Company conducts business through its principal wholly owned subsidiaries, Eastern American, Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"). Eastern American is one of the largest oil and gas operators in the Appalachian Basin, including exploration, development and production, and is engaged in the transportation and marketing of natural gas. Westech is involved in oil and gas exploration and development in the Rocky Mountain, California and Gulf Coast regions of the United States. WENZ is involved in oil and gas exploration and development in New Zealand.

     On August 18, 2000, the Company sold its wholly owned natural gas distribution company, Mountaineer Gas Company and Subsidiaries ("Mountaineer") to Allegheny Energy, Inc ("Allegheny") for $325.7 million, which included the assumption of approximately $100.1 million of debt, ($225.6 million net to the Company). The Company realized an after-tax gain of $84.4 million on this transaction. See Note 4 to the Consolidated Financial Statements for a complete discussion of the transaction. The financial statements have been reclassified to exclude the operating results of Mountaineer from continuing operations, and for accounting purposes to classify such results as discontinued operations. This document, unless otherwise noted, relates only to the Company's continuing operations.

     The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

     As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries, excluding Mountaineer.

SEGMENT  INFORMATION
--------------------

     The Company's continuing businesses constitute two operating segments. For financial information on these segments, see Note 16 to the Consolidated Financial Statements.

GAS  AND  OIL  EXPLORATION  AND  PRODUCTION
-------------------------------------------

     The Company's proved net gas and oil reserves are estimated as of June 30, 2001 at 206,456 Mmcf and 2,633 Mbbls, respectively. For the fiscal year ended June 30, 2001, the Company's net gas production was 9,371 Mmcf and net oil production was 116 Mbbls, for a total of 10,067 net Mmcfe.

REGIONAL  OPERATIONS
--------------------

     APPALACHIAN BASIN.  The Company holds interests in 5,231gross (3,060.1 net)
     -----------------
wells in the Appalachian Basin and serves as operator of substantially all of such wells in which it has a working interest. The Company's proved gas and oil reserves attributable to its Appalachian Basin properties are estimated as of June 30, 2001 at 184,748 Mmcfe, of which approximately 96.8% was gas reserves and 3.2% was oil reserves. For the fiscal year ended June 30, 2001, the Company's gas production from its Appalachian Basin properties was approximately 8,800 net Mmcf. In the Appalachian Basin, the Company has interests in approximately 675,496 gross acres (520,463 net) of producing properties and an additional 121,600 gross acres (75,000 net) of undeveloped properties located primarily in West Virginia, Pennsylvania, Kentucky and Ohio. During fiscal 2001, the Company drilled 47 successful gross wells (41.5 net) and recompleted 10 gross wells (9.3 net), which added 6,900 net Mmcfe in reserves. On December 29, 2000 the Company purchased Penn Virginia Oil and Gas Corporation's interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, rights of ways, personal property and tax credits. The Company, through this acquisition purchased an interest in approximately 427 gross wells and added approximately 42,000 net Mmcfe in reserves.

     WESTERN  BASINS.  The  Company owns 640 gross developed acres (230 net) and
     ---------------
416,040 gross undeveloped acres (229,120 net) of leasehold interests in California, Utah, Colorado, North Dakota, Montana and Wyoming. This year the Company drilled two wells in Wyoming (0.4 net) both of which failed to encounter commercial production. Two wells were reentered in Montana (2.0 net) and completed as gas wells with a combined initial production of 2.8 million cubic feet of gas per day. The budget for fiscal year 2002 includes two exploratory wells in Montana (1.0 net) on a newly acquired 55 square mile 3-D seismic survey.

     TEXAS  GULF  COAST.  The Company owns 1,060 gross developed acres (630 net)
     ------------------
and 49,260 gross undeveloped acres (19,320 net) in Fort Bend County, Texas covered by a 100 square mile 3-D seismic survey. Four wells (2.4 net) were drilled this year resulting in two discoveries (1.2 net), one suspended well, which will be deepened during the next fiscal year and one dry hole. Effective May 1, 2001, the Company purchased interests in various oil and gas leases, wells, seismic and technical data, contracts, right-of-ways and real and personal property for $18.1 million. Total fiscal year 2002 drilling plans include four Wilcox development wells (2.4 net) and a minimum of three Frio-Cook Mountain wells (0.9 net).

     INTERNATIONAL.  The  Company  operates  three  offshore  permits  and  five
     -------------
onshore  permits  on  the  North Island of New Zealand, totaling 3,114,580 gross
     -
acres, (2,141,260 net). Three exploratory wells (2.3 net) and three appraisal wells (2.5 net) were drilled this year resulting in one gas discovery and one gas appraisal well (2.0 net). During the fiscal year 2002, the Company plans to drill two exploratory commitment wells. The Company plans to sell its 25% interest in a small oil well in Australia.

OIL  AND  GAS  RESERVES
-----------------------

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's Supplemental Oil and Gas Disclosures at
Item 8. The Company's estimates of proved reserve quantities of its properties have been subject to review by Ryder Scott Company, independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

     The following table sets forth the Company's estimated proved and proved developed reserves and the related estimated future value, as of June 30:

                                                     2001      2000      1999
                                                   --------  --------  --------
 Net proved:
   Gas (Mmcf)                                       206,456   157,490   148,587
   Oil (Mbbls)                                        2,633       983       959
   Total (Mmcfe)                                    222,254   163,388   154,341

 Net proved developed:
   Gas (Mmcf)                                       175,784   141,067   126,962
   Oil (Mbbls)                                          987       738       714
   Total (Mmcfe)                                    181,706   145,495   131,246

 Estimated future net cash flows
   before income taxes (in thousands)              $557,352  $427,414  $252,192
 Present Value of estimated future net cash
   flows after income taxes (in thousands) (1)     $172,281  $124,871  $ 84,883

 _______________
(1)  Discounted using an annual discount rate of 10%.


     The following table sets forth the Company's estimated proved reserves and the related estimated future value by region, as of June 30, 2001:

                       Present Value
                    --------------------                             Natural Gas
                       Amount             Oil & NGLs   Natural Gas   Equivalent
 Region             (thousands)     %       (Mbbls)       (Mmcf)       (Mmcfe)
------------------  ------------  ------  -----------  ------------  -----------
 Appalachian Basin  $    146,947   85.3%          976       178,892      184,748
 Rocky Mountains           8,531    5.0%        1,413         4,812       13,290
 Texas                    11,133    6.4%          244        13,116       14,580
 New Zealand               5,670    3.3%            -         9,636        9,636
                    ------------  ------  -----------  ------------  -----------
 Total              $    172,281  100.0%        2,633       206,456      222,254
                    ============  ======  ===========  ============  ===========


PRODUCING  WELLS
----------------

     The following table sets forth certain information relating to productive wells at June 30, 2001. Wells are classified as oil or gas according to their predominant production stream.

                       Gross Wells           Net Wells
                    -----------------  ---------------------
                    Oil   Gas   Total  Oil    Gas     Total
                    ---  -----  -----  ---  -------  -------
 Appalachian Basin    4  5,227  5,231  2.3  3,057.8  3,060.1
 Rocky Mountains     11            11  3.2               3.2
 Texas                -      2      2    -      1.2      1.2
                    ---  -----  -----  ---  -------  -------
 Total               15  5,229  5,244  5.5  3,059.0  3,064.5
                    ===  =====  =====  ===  =======  =======


ACREAGE
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 2001 (in thousands).

                    Developed Acreage  Undeveloped Acreage
                   ------------------  ------------------
                     Gross      Net      Gross      Net
                    --------  -------  --------  -------
 Appalachian Basin     675.5    520.5     121.6     75.0
 Western Basins          0.6      0.2     416.0    229.1
 Gulf Coast              1.1      0.6      49.3     19.3
 New Zealand               -        -   3,114.6  2,141.3
                    --------  -------  --------  -------
 Total                 677.2    521.3   3,701.5  2,464.7
                    ========  =======  ========  =======


PRODUCTION
----------

     The following table sets forth certain production data and average sales prices attributable to the Company's properties for the years ended June 30:

                                                        2001     2000    1999
                                                       -------  ------  ------
 Production Data:
   Oil (Mbbls)                                             116     113     133
   Natural gas (Mmcf)                                    9,371   7,399   7,184
   Natural gas equivalent (Mmcfe)                       10,067   8,079   7,979
 Average Sales Price (before the effect of hedging):
   Oil per Bbl                                         $ 25.94  $21.64  $10.95
   Natural gas per Mcf                                 $  5.43  $ 2.81  $ 2.20

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

                         2001          2000          1999
                      ------------  -----------  -----------
                      Gross   Net   Gross  Net   Gross  Net
                      ------  ----  -----  ----  -----  ----
 Development:
      Productive
         Appalachian    47.0  41.5   15.0  12.6   19.0  15.0
         Other             -     -      -     -    3.0   0.7
                      ------  ----  -----  ----  -----  ----
      Total             47.0  41.5   15.0  12.6   22.0  15.7
                      ======  ====  =====  ====  =====  ====

     Nonproductive
         Appalachian     1.0   0.5      -     -    2.0   1.6
         Other             -     -      -     -    3.0   1.3
                      ------  ----  -----  ----  -----  ----
     Total               1.0   0.5      -     -    5.0   2.9
                      ======  ====  =====  ====  =====  ====
 Exploratory:
     Productive
         Appalachian     1.0   0.5    8.0   3.8
         Other           3.0   2.6    3.0   1.5    2.0   0.7
                      ------  ----  -----  ----  -----  ----
      Total              3.0   2.6    4.0   2.0   10.0   4.5
                      ======  ====  =====  ====  =====  ====

     Nonproductive
         Appalachian     2.0   0.3      -     -    3.0   1.7
         Other           8.0   3.8   15.0   8.3    7.0   3.2
                      ------  ----  -----  ----  -----  ----
     Total              10.0   4.1   15.0   8.3   10.0   4.9
                      ======  ====  =====  ====  =====  ====


COMPETITION
-----------

     The Company encounters substantial competition in acquiring properties, marketing oil and gas, securing drilling equipment and personnel and operating its properties. The competitors in acquisitions, development, exploration and production include major oil companies, numerous independent oil and gas companies, gas marketers, individual proprietors and others. Many of these competitors have financial and other resources, which substantially exceed those of the Company and have been engaged in the energy business for a much longer time than the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

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


GAS  AGGREGATION  AND  MARKETING
---------------------------------

     The  Company,  primarily  through  the  wholly  owned subsidiary of Eastern
American, Eastern Marketing Corporation ("Eastern Marketing"), aggregates natural gas through the purchase of production from properties in the Appalachian Basin in which the Company has an interest, the purchase of gas delivered through the Company's gathering pipelines located in the Appalachian Basin, the purchase of gas from smaller Appalachian Producers that are not large enough to have marketing departments and the purchase of gas in the spot market. The Company sells gas to local gas distribution companies, industrial end users located in the Northeast, other gas marketing entities and into the spot market for gas delivered into interstate pipelines. The demand for long term contracts has decreased substantially and no new long term contracts were entered into in fiscal year 2001. Volumes that became available from expired long term contracts were sold under intermediate and short term contracts.

     The Company owns and operates approximately 2,250 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation and marketing activities. In addition, the Company has entered into contracts with interstate and intrastate pipeline companies that provide it with rights to transport specified volumes of natural gas. During the fiscal year ended June 30, 2001, the Eastern Marketing aggregated and sold an average of 44.7 Mmcf of gas per day, of which 38.6 Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a decrease compared to fiscal year 2000, during which the Eastern Marketing aggregated and sold an average of
63.1 Mmcf of gas per day. The substantial decrease is due to the expiration of third party contracts that have not been renewed due to the change in marketing focus. Virtually all of the third party agreements have expired as of June 30, 2001.

GAS  SALES  AND  PURCHASE  CONTRACTS
-------------------------------------

     The Eastern Marketing satisfied its obligations under all gas sales contracts (16.3 Bcf in fiscal year 2001) through gas production attributable to its own interests in oil and gas properties and through production attributable to third party interests in oil and gas properties (14.1 Bcf in fiscal 2001), and from natural gas aggregated by the Company pursuant to its aggregation and marketing activities from third parties (2.2 Bcf in fiscal 2001).

     The Company has a gas sales contract with Hope Gas, Inc. ("Hope"), a subsidiary of Dominion Energy, which requires the Company to sell up to 4,000 but not less than 1,500 Mmbtu per day to Hope through December 31, 2001. Pricing under the contract requires Hope to pay the Company a ten to twelve cent premium above the posted Appalachian Index.

     In March 1993, the Company entered into a gas purchase contract with the Eastern American Natural Gas Trust (the "Royalty Trust") to purchase all gas production attributable to the Royalty Trust until its termination in May 2013. The purchase price under this gas purchase contract through December 1999 was based in part on an escalating fixed price component of $3.39 per Mcf in calendar year 1999 and $3.56 per Mcf in calendar year 2000 and in part on a Henry Hub based variable price component, which fluctuated with certain spot market prices, provided that the purchase price during such period was not less than a specified floor price of $2.84 per Mcf in calendar year 1999 and $3.09 per Mcf in calendar year 2000. Beginning January 2000, the purchase price under this gas purchase contract is determined solely by reference to the variable price component without regard to any minimum purchase price. See Note 14 to the Consolidated Financial Statements for further discussion.

REGULATIONS  AFFECTING  MARKETING  AND  TRANSPORTATION
-------------------------------------------------------

     As a marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission. In addition, the performance of transportation and storage services by intrastate pipelines and the rates charged for such services are subject to the jurisdiction of state regulatory agencies.


EMPLOYEES
----------

As of June 30, 2001, the Company had approximately 215 full-time and 14 part-time employees. None of the employees were covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

                             ITEM 2.     PROPERTIES
                             -----------------------

     See Item 1. Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company and information regarding production, reserves, development and interests in oil and gas producing properties of the Company.


                         ITEM 3.     LEGAL PROCEEDINGS
                         ------------------------------

     On June 8, 2001, the Company filed a lawsuit against Oracle Corporation in the United States District Court For the Southern District of West Virginia. The Company had entered into a Software License and Service Agreement as well as a Time and Materials Contract with Oracle in early 1998. The Company has spent over $5.4 million to date trying to install and implement the software purchased from Oracle without any success. The Company believes that the software can never be implemented as represented and therefore filed the complaint alleging
(i) Breach of Contract (ii) Breach of Warranty and (iii) Failure of Consideration. The Company seeks judgment against Oracle in the approximate amount of $5.4 million together with prejudgment interest and costs. Oracle has answered the Complaint and has substantially denied all of the Company's allegations. Oracle has also filed a Counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services allegedly provided to the Company. The case is in its early stages and the Company intends to aggressively prosecute its case against Oracle as well as defend against the Counterclaims of Oracle.

     On February 21, 2001, the Company, along with various other Appalachian Basin producers filed suit against MarkWest Hydrocarbon, Inc. ("MarkWest") in the Circuit Court of Wayne County, West Virginia. The Complaint seeks a preliminary injunction, permanent injunction, declaratory judgment and damages against MarkWest by virtue of MarkWest having breached the terms of its individual processing agreements with the producers by having failed to deliver to the producers certain reimbursement volumes of gas on a timely basis. The claims of the Appalachian producers are similar to the claims of two other lawsuits filed against MarkWest by (i) Columbia Gas Transmission Corporation and

Columbia Natural Resources and (ii) Equitable Production Co., et al. These lawsuits are also pending in Wayne County. These suits seek to require MarkWest to abide by the terms and conditions of various agreements. To the extent MarkWest fails to abide by such agreements, the Company believes it will be damaged and will be entitled to damages. MarkWest has answered and denied substantially all of the allegations of the producers and has filed a Counterclaim against the producers alleging various causes of action including Intentional Interference with Contract and Civil Conspiracy. On August 13, 2001 the Court entered an Opinion Order granting the Company's and the producers motion for a Temporary Mandatory Injunction and required MarkWest to continue to provide the reimbursement volumes of gas on a timely basis. The Court in its Opinion Order, stated in part "The Plaintiffs (including the Company) are likely to prevail on the merits of their claim for a breach of contract". The case is still in its early stages and the Company and the producers intend to aggressively prosecute its case against MarkWest as well as defend against the Counterclaims of MarkWest.

     The Company is involved in various other legal actions and claims arising in the ordinary course of business. While the outcome of these other lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ---------------------------------------------------------------

     None.


                                     PART II
                                     -------

              ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
              ----------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

     The Company's common stock is not traded in a public market. As of September 1, 2001, the Company had 44 holders of record of its common stock.

     The Company declared dividends in fiscal years 2001, 2000 and 1999 of $3.9 million $0, and $0.6 million, respectively.

                      ITEM 6.     SELECTED FINANCIAL DATA
                      -----------------------------------


(Dollars in thousands, except per share items)

                                                          Year Ended June 30,
                                         -----------------------------------------------------
                                           2001       2000       1999       1998       1997
                                         ---------  ---------  ---------  ---------  ---------
                                                                                (1)        (2)
 Operating revenue                       $129,951   $101,919   $113,500   $193,459   $189,070
 Loss from continuing operations          (10,555)   (26,508)   (27,099)    (3,773)    (4,086)
 Loss from continuing operations
    Per common share, basic and diluted    (15.88)    (40.11)    (40.27)     (5.67)     (5.94)
 Total assets                             373,823    265,691    286,077    290,541    302,446
 Long term debt                           198,902    212,575    219,886    201,507    200,089
 Dividends declared per common share     $   5.80   $      -   $   0.95   $   1.70   $   1.50

   (1) Includes a $30.0 million contract settlement.
   (2) Includes a $7.8 million gain on the sale of a limited partnership interest.

        ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        ---------------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


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

DISPOSAL  OF  UTILITY  OPERATIONS
---------------------------------

On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer to Allegheny for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately $225.6 million to the Company. The Company realized an after-tax gain of $84.4 million on this transaction.

     The financial statements exclude the operating results of this segment from continuing operations and for accounting purposes, classify such results as discontinued operations (see Note 4). The following discussion, unless otherwise noted, relates only to the Company's continuing operations.

SIGNIFICANT  ACQUISITIONS
-------------------------

     During the year ended June 30, 2001, the Company made the following significant acquisitions:

     - Purchased Penn Virginia Oil and Gas Corporation's interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, right-of-ways, personal property and tax credits for $57.2 million.
     - Purchased a 66.6% interest in Deep Rig LLP for $2.8 million, which will operate an onshore deep well drilling rig for oil and natural gas.
     -    Acquired  interests  in  28  wells  in  Pennsylvania for $1.7 million.
     - Purchased interests in various oil and gas leases, wells, seismic and technical data, contracts, right-of-ways and real and personal property in Texas for $18.1 million.


COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

     The Company recorded a net loss from continuing operations of $10.6 million for the year ended June 30, 2001 compared to a net loss of $26.5 million for the same period in 2000. The improvement of $15.9 million is attributed to the net of a $28.0 million increase in revenue, a $4.2 million increase in operating expenses, a $10.7 million increase in impairment and exploratory costs, a $2.2 million decrease to interest expense, a $5.0 million increase in other non-operating income and a $4.4 million decrease in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $33.0 million for the current year compared to $7.8 million for the prior period. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $27.6 million versus $10.7 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) had income of $3.9 million for the current period versus a loss of $2.9 million for the prior period.

     REVENUES.  Total  revenues  increased  $28.0  million  or 27.5% between the
     --------
years. The net increase was due to a 12.3% increase in gas marketing and pipeline sales, a 74.1% increase in oil and gas sales and a 100% increase in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales increased $8.9 million from $72.1 million during the period ended June 30, 2000, to $81.0 million in the period ended June 30, 2001. Gas marketing revenue increased $3.8 million primarily due to an 85.5% increase in the average sales price per Mmbtu from $2.92 for the year ended June 30, 2000 to $5.42 for the year ended June 30, 2001. This increase was mitigated by a 41.6% decline in marketed gas volumes from 20.7 million Mmbtu to 12.1 million Mmbtu for the same period. The decrease in volumes is primarily related to the Company's decision to exit the end-user market. Pipeline revenue increased $5.1 million primarily due to a 68.6% increase in the average sales price per Mmbtu from $2.94 for the year ended June 30, 2000 to $4.97 for the year ended June 30, 2001. This increase was diminished by a 9.9% decline in gas volumes from 3.4 million Mmbtu to 3.1 million Mmbtu for the same period.

     Revenues from oil and gas sales increased $17.7 million from $23.9 million for the year ended June 30, 2000 to $41.6 million for the year ended June 30, 2001 due to an increase in both price and net production. The average Mcf price received for the year ended June 30, 2000 was $2.81 compared to $5.43 for the year ended June 30, 2001. The Company's net Mcf production for the year ended June 30, 2000 compared to the year ended June 30, 2001 increased 1,423.6 Mmcf, 19.2%, which is attributable to drilling and acquisitions. The average Bbl price received for the year ended June 30, 2000 was $21.64 compared to $25.94 for the year ended June 30, 2001 This price increase was offset by a 5,092 Bbl, 4.5%, drop in production for the year. The price and net production increases to revenue were offset by recognized losses on related hedging transactions, which totaled $9.6 million for the year ended June 30, 2001 compared to $0.8 million for the year ended June 30, 2000. The average price per Mcfe, after hedging, was $4.39 and $2.95 for the years ended June 30, 2001 and 2000.

     Revenues from other operations increased from zero during the year ended June 30, 2000 to $1.5 million during the year ended June 30, 2001. The increase in revenue is due to a management contract with Allegheny, which terminated March 31, 2001, whereby the Company provided Mountaineer with management services, subsequent to the sale.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  increased $4.2
     --------------------
million or 3.9% between the years primarily as a result of a 10.1% increase in gas marketing and pipeline costs and a 127.1% increase to taxes other than income. Field and lease operating expenses, general and administrative expenses and depreciation, depletion and amortization expenses remained relatively constant between the periods.

     Gas marketing and pipeline costs increased $7.1 million. Gas marketing cost increased $0.3 million primarily due to a 75.6% increase in the average price paid per Mmbtu from $2.94 for the year ended June 30, 2000 to $5.16 for the year ended June 30, 2001. This increase was diminished by a 41.8% decline in purchased gas volumes from 20.6 million Mmbtu to 12.0 million Mmbtu for the same period. Pipeline cost increased $6.8 million primarily due to a 109.6% increase in the average price paid for gas purchased from $2.23 per Mmbtu for the year ended June 30, 2000 to $4.67 for the year ended June 30, 2001. This increase was offset by a 10.9% decline in purchased gas volumes from 3.6 million Mmbtu to 3.2 million Mmbtu for the same period. During fiscal year 2000, the Company recognized a $4.9 million gas purchase commitment expense related to the Royalty Trust with no similar costs recorded during the current fiscal year. See Note 14.

     Taxes other than income increased $1.9 million as a result of higher oil and gas prices and volumes. Production taxes are based on the wellhead price received and are not affected by hedging activities.

     EXPLORATION  AND  IMPAIRMENT.  Exploration  and  impairment costs increased
     ----------------------------
$10.7 million when comparing the periods. The primary costs related to this increase are the impairment of a computer conversion project, $5.7 million, and impairment of the investment in a fiber optic company due to bankruptcy, $1.6 million. The balance of the increase is for other oil and gas exploratory costs, which includes impairment of drilling costs related to dry holes, delay rentals, lease expirations, geological and geophysical costs and seismic.

     INTEREST  EXPENSE.  Interest  expense  decreased $2.2 million or 9.9%, when
     -----------------
comparing the periods. This is primarily due to having 6.8% less debt at June 30, 2001.

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  increased $5.1
     ----------------------------
million when comparing the periods ended June 30, 2001 to June 30, 2000. This is primarily due to interest income earned on cash and cash equivalents.

     INCOME  TAX.  The  provision for income taxes increased $4.4 million due to
     -----------
the  $20.3  million  increase  to  pre-tax  earnings  from continuing operation.


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

     Revenues from oil and gas sales increased $5.6 million from $18.3 million for the period ended June 30, 1999 to $23.9 million for the period ended June 30, 2000. The increase in revenue is primarily attributable to a 97.5% increase in the average oil sales price from $10.95 to $21.64 per Bbl and a 28.0% increase in the average gas sales price from $2.20 to $2.81 per Mcf between June 30, 1999 and June 30, 2000. Lessening the effect of the higher prices on oil and gas sales is a loss on related hedges of $0.8 million for the year ended June 30, 2000 compared to a loss of $0.1 million for the year ended June 30, 1999. Production volumes were comparable for the two periods.

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

The $9.4 million decrease to gas marketing costs from $84.4 million during the period ended June 30, 1999 to $75.0 million in the period ended June 30, 2000, is comprised of a $15.6 million decrease to gas marketing costs, a $1.3 million increase to pipeline costs and a $4.9 million gas purchase commitment charge (See Note 14). The overall decrease to gas marketing costs is primarily the result of a 31.9% decline in purchased gas volumes from 39.8 Mmbtu to 27.1 Mmbtu from June 30, 1999 and June 30, 2000, which was partially mitigated by a 25.2% increase in the average price paid for gas purchased, from $2.26 per Mmbtu to $2.83 per Mmbtu between the respective periods.

     General and administrative expense increased $3.3 million, primarily as a result of impairing certain notes receivable issued by a subsidiary of the Company, relating to a state tax incentive program, which had been deemed uncollectible. In addition, there were increased profit sharing expenses and increased overhead at the corporate level.

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


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     The Company's financial condition has improved significantly since June 30, 2000. Stockholders' equity has increased from a deficit of $(4.1) million at June 30, 2000 to $64.8 million at June 30, 2001. The ratio of current assets to current liabilities, excluding "net utility assets held for sale" of $56.8 million at June 30, 2000 increased from 0.75:1 at June 30, 2000 to 1.9:1 at June 30, 2001. Cash and cash equivalents increased from $3.3 million at June 30, 2000 to $80.3 million at June 30, 2001. In addition, earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization and impairment and exploratory costs ("EBITDAX") increased from $4.1 million in the twelve month period ended June 30, 2000, to $33.2 million in the twelve month period ended June 30, 2001.

     At June 30, 2001, the Company's principal sources of liquidity consisted of $80.3 million of cash, and $2 million available under an unsecured short-term credit facility currently in place. At June 30, 2001, the Company had no letters of credit issued against the short-term line of credit facility.

     On August 18, 2000, the Company consummated the sale of Mountaineer. Pursuant to the terms of its Senior Subordinated Notes (the "Notes"), the Company has the option, within 360 days of receipt of the "Net Proceeds" (as defined in the Indenture dated May 23, 1997 between the Company as Issuer and The Bank of New York as Trustee, hereinafter the "Indenture") from the sale of the stock of Mountaineer, to apply such proceeds to (a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed); (b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business"); (c) make capital expenditures in respect of the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company has not applied all of the Net Proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those Net Proceeds that were not applied to one of the above options, such Net Proceeds are then deemed to constitute "Excess Proceeds". To the extent the Excess Proceeds exceed $10 million, the Company must make an offer to the holders of the Notes, (and holders of the pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt that may be purchased out of the Excess Proceeds at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase.

     Final settlement, with respect to the Mountaineer sale, occurred on November 21, 2000. Net Proceeds from the sale of Mountaineer are as follows. The aggregate cash proceeds of the sale were $225.6 million. The direct costs associated with the sale included investment banking fees and expenses in the amount of $0.6 million, accounting fees in the amount of $0.1 million and legal fees in the amount of $0.5 million. The "taxes paid or payable as a result [of the sale] (after taking into account any available tax credits or deductions and any tax sharing arrangements)" are $83.8 million. Although not yet finally determined, the amount of taxes due from the Company to Federal and state taxing authorities on a consolidated basis for fiscal year 2001 will be less than $83.8 million because of the availability of net operating loss carry forwards of the Company from the prior year, alternative minimum tax and Section 29 tax credit carry forwards from the prior year, credit for the prior year's overpayment, current year Section 29 credits, and current year operating losses of the Company, none of which was a result of the sale of stock of Mountaineer. Certain bondholders and the Trustee have made inquiries to the Company as to the interpretation of the language "taxes paid or payable as a result [of the sale] (after taking into account any available tax credits or deductions and any tax sharing arrangements) ". To date, the inquiries have been essentially in the nature of requests for information. The Company has taken the position that the correct interpretation of such language is that the amount of tax "paid or payable" is $83.8 million notwithstanding the unrelated losses and credits mentioned above.

Accordingly, the Net Proceeds of the sale, as defined in the Indenture, were $140.6 million. The Company has complied with the provisions of Section 4.9 of the Indenture in its application of the Net Proceeds. The Company repaid Senior Debt to General Electric Credit Corporation in the amount of $19.75 million on August 18, 2000. The Company also repaid the principal due under a line of credit to a bank in the amount of $2.0 million in September 2000. The Company also made purchases of long-term assets aggregating $80.4 million and has a currently outstanding offer to purchase long-term assets in the amount of $80 million. The Company also repurchased Notes pursuant to a Tender Offer on December 13, 2000 in the amount of $1.746 million. Finally, the Company made capital expenditures of approximately $32.5 million in fiscal year 2001 and approximately $4.3 million in July 2001. The capital expenditures made subsequent to July 31, 2001 have not yet been determined.

     Management anticipates that EBITDAX for fiscal year 2002 will approximate $40 million as compared to $33.2 million for fiscal year 2001; however, such results will not be sufficient to fully fund fiscal year 2002 projected interest charges of $19.6 million and fund the Company's fiscal year 2002 capital expenditures program of $41.0 million. However, management believes that cash generated from oil and gas operations, the sale of certain non-strategic assets, together with the liquidity provided by existing cash balances and permitted borrowings will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

     The Company believes that its existing capital resources and its expected fiscal year 2002 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, and levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity sales prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     SFAS No. 143 "Accounting for Asset Retirement Obligations" provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its consolidated results of operations, cash flows or financial position.


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

COMMODITY  RISK
----------------

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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 46.4% of its natural gas production through April 2002. If gas prices changed by 10%, it would have an impact of approximately $1.3 million.

FOREIGN  CURRENCY  EXCHANGE  RISK
----------------------------------

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

                                   * * * * *

             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -----------------------------------------------------


INDEPENDENT  AUDITORS'  REPORT
------------------------------

To  the  Stockholders  and  Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and comprehensive income for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP
Denver,  Colorado
September  25,  2001


ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------

ASSETS                                            2001       2000
                                                ---------  ---------
 CURRENT ASSETS:
   Cash and cash equivalents                    $ 80,336   $  3,310
                                                ---------  ---------
   Accounts receivable:
     Gas marketing and pipeline                    8,056      9,249
     Oil and gas sales                               816      1,081
     Other                                         8,264      4,600
                                                ---------  ---------
                                                  17,136     14,930
     Less allowance for doubtful accounts           (457)      (463)
                                                ---------  ---------
                                                  16,679     14,467
   Gas in storage, at average cost                 1,069        765
   Income taxes receivable                                    2,502
   Deferred income tax asset                       7,467
   Derivatives                                     4,391
   Net utility assets held for sale                          56,795
   Prepaid and other current assets                1,978      1,921
                                                ---------  ---------
         Total current assets                    111,920     79,760

 NET PROPERTY, PLANT AND EQUIPMENT (Note 2)      248,659    160,162
                                                ---------  ---------

 OTHER ASSETS:
   Deferred financing costs, less accumulated
     amortization of $2,987 and $2,446             4,353      5,210
   Notes receivable - related parties              1,867      1,519
   Deferred income tax asset                                  4,405
   Other                                           7,024     14,635
                                                ---------  ---------
         Total other assets                       13,244     25,769
                                                ---------  ---------

 TOTAL                                          $373,823   $265,691
                                                =========  =========

See notes to consolidated financial statements.          (Continued)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERSEQUITY (DEFICIT)                  2001       2000
                                                            ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $ 21,468   $ 14,877
  Current portion of long-term debt                              151      1,086
  Short-term debt                                                         2,000
  Funds held for future distribution                           7,957      6,280
  Income taxes payable                                           470
  Accrued taxes, other than income                             7,860      5,079
  Deferred income tax liability                                             329
  Other current liabilities                                   20,973      1,131
                                                            ---------  ---------
        Total current liabilities                             58,879     30,782
LONG-TERM OBLIGATIONS:
  Long-term debt                                             198,902    212,575
  Gas delivery obligation and deferred trust revenue          11,389     15,443
  Deferred income tax liability                               29,888
  Other long-term obligations                                  9,939     11,014
                                                            ---------  ---------
        Total liabilities                                    308,997    269,814
                                                            ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERSEQUITY (DEFICIT):
  Common stock, par value $1.00; 2,000 shares authorized;
    730 and 718 shares issued                                    730        718
  Class A non-voting common stock, no par value; 100
     shares authorized; 36 and 26 shares issued                3,732      2,940
  Additional paid-in capital                                   5,503      4,615
  Retained earnings (deficit)                                 63,653     (4,833)
  Treasury stock and notes receivable arising from
     issuance of common stock                                 (9,293)    (7,429)
  Accumulated other comprehensive income (loss)                  501       (134)
                                                            ---------  ---------
        Total stockholdersequity (deficit)                    64,826     (4,123)
                                                            ---------  ---------
TOTAL                                                       $373,823   $265,691
                                                            =========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------

                                                                              2001       2000       1999
                                                                            ---------  ---------  ---------
REVENUES:
  Gas marketing and pipeline sales                                          $ 81,042   $ 72,156   $ 88,474
  Oil and gas sales                                                           41,555     23,869     18,295
  Well operations and service revenues                                         5,899      5,894      6,540
  Other                                                                        1,455                   191
                                                                            ---------  ---------  ---------
                                                                             129,951    101,919    113,500
                                                                            ---------  ---------  ---------
COSTS AND EXPENSES:
  Gas marketing and pipeline cost of sales                                    77,167     70,101     84,417
  Purchase commitment costs                                                               4,945
  Field operating expenses                                                     8,910      8,143      8,198
  General and administrative                                                  12,804     13,647     10,299
  Taxes, other than income                                                     3,389      1,492      1,247
  Depletion and depreciation of oil and gas properties                         9,290      8,847      7,915
  Depreciation of pipelines, other property and equipment                      2,763      2,892      3,252
  Exploration and impairment                                                  19,014      8,347     19,261
                                                                            ---------  ---------  ---------
                                                                             133,337    118,414    134,589
                                                                            ---------  ---------  ---------
        Loss from operations                                                  (3,386)   (16,495)   (21,089)
                                                                            ---------  ---------  ---------
OTHER (INCOME) AND EXPENSE:
  Interest expense                                                            20,094     22,302     20,122
  Gain on sale of assets                                                        (211)      (101)       (91)
  Interest income and other                                                   (5,290)      (377)      (895)
                                                                            ---------  ---------  ---------
                                                                              14,593     21,824     19,136
                                                                            ---------  ---------  ---------
Loss from continuing operations before income taxes and minority interest    (17,979)   (38,319)   (40,225)
Benefit for income taxes                                                      (7,424)   (11,811)   (13,133)
                                                                            ---------  ---------  ---------
Loss from continuing operations before minority interest                     (10,555)   (26,508)   (27,092)
Minority interest                                                                  -          -          7
                                                                            ---------  ---------  ---------
Loss from continuing operations                                              (10,555)   (26,508)   (27,099)
  Disposal of utility operations:
    Income (loss) from utility operations, net of tax                         (1,847)     8,077     12,212
    Gain on sale of utility, net of tax                                       84,402          -          -
                                                                            ---------  ---------  ---------
    Net income from disposal of utility operations                            82,555      8,077     12,212
                                                                            ---------  ---------  ---------
Loss from continuing operations before extraordinary items                    72,000    (18,431)   (14,887)
  Extraordinary gain on extinguishment of debt, net of tax                       356          -          -
                                                                            ---------  ---------  ---------

NET INCOME (LOSS)                                                           $ 72,356   $(18,431)  $(14,887)
                                                                            =========  =========  =========

Earnings (loss) per common share, basic and diluted
   Loss from continuing operations                                          $ (15.88)  $ (40.11)  $ (40.27)
   Discontiued operations                                                     124.20      12.22      18.15
   Extraordinary gain on extinguishment of debt                                 0.54          -          -
                                                                            ---------  ---------  ---------
   Earnings (loss) per common share                                         $ 108.86   $ (27.89)  $ (22.12)
                                                                            =========  =========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERSEQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
                                                                     Class A    Additional    Retained
                                                            Common    Common     Paid-In      Earnings    Treasury
                                                            Stock     Stock      Capital     (Deficit)     Stock
                                                           --------  --------  ------------  ----------  ----------
Balance, June 30, 1998                                     $   720   $      -  $     4,510   $  29,132   $  (3,698)

  Components of comprehensive loss:
    Foreign currency translation adjustment
    Net loss                                                                                   (14,887)

  Comprehensive loss
  Dividends ($0.95 per share)                                                                     (647)
  Common stock issued for services                               1                     146
  Conversion of minority interest                                       2,040
  Employee stock purchases                                                900
  Purchase of treasury stock - common                                                                       (1,761)
  Purchase of treasury stock - Class A                                                                        (437)
  Reduction of notes receivable

Balance, June 30, 1999                                         721      2,940        4,656      13,598      (5,896)

  Components of comprehensive loss:
    Foreign currency translation adjustment
    Net loss                                                                                   (18,431)

  Comprehensive loss
  Common stock issued for services                               2                     146
  Redemption of common stock and related note receivable        (5)                   (187)
  Purchase of treasury stock - common                                                                         (223)
  Purchase of treasury stock - Class A                                                                        (165)
  Reduction of notes receivable

Balance June, 30, 2000                                         718      2,940        4,615      (4,833)     (6,284)

  Components of comprehensive income:
    Foreign currency translation adjustment
    Marketable securities
    Oil and gas derivatives
    Net income                                                                                  72,356

  Comprehensive income
  Dividends ($5.80 per share)                                                                   (3,870)
  Common stock issued for services                              12                     888
  Class A stock issued for services                                       792
  Purchase of treasury stock - common                                                                       (1,455)
  Purchase of treasury stock - Class A                                                                        (465)
  Reduction of notes receivable
                                                           --------  --------  ------------  ----------  ----------
Balance, June 30, 2001                                     $   730   $  3,732  $     5,503   $  63,653   $  (8,204)
                                                           ========  ========  ============  ==========  ==========


                                                            Notes Received/    Accum. Other
                                                              Issuance of      Comprehensive    Stockholders
                                                                 Stock         Income (Loss)       Equity
                                                           -----------------  ---------------  --------------
Balance, June 30, 1998                                     $           (384)  $         (310)  $      29,970
                                                                                               --------------
  Components of comprehensive loss:
    Foreign currency translation adjustment                                              133             133
    Net loss                                                                                         (14,887)
                                                                                               --------------
  Comprehensive loss                                                                                 (14,754)
  Dividends ($0.95 per share)                                                                           (647)
  Common stock issued for services                                                                       147
  Conversion of minority interest                                      (150)                           1,890
  Employee stock purchases                                             (856)                              44
  Purchase of treasury stock - common                                                                 (1,761)
  Purchase of treasury stock - Class A                                                                  (437)
  Reduction of notes receivable                                          25                               25
                                                           -----------------  ---------------  --------------
Balance, June 30, 1999                                               (1,365)            (177)         14,477
                                                                                               --------------
  Components of comprehensive loss:
    Foreign currency translation adjustment                                               43              43
    Net loss                                                                                         (18,431)
                                                                                               --------------
  Comprehensive loss                                                                                 (18,388)
  Common stock issued for services                                                                       148
  Redemption of common stock and related note receivable                192                                -
  Purchase of treasury stock - common                                                                   (223)
  Purchase of treasury stock - Class A                                                                  (165)
  Reduction of notes receivable                                          28                               28
                                                           -----------------  ---------------  --------------
Balance June, 30, 2000                                               (1,145)            (134)         (4,123)
                                                                                               --------------
  Components of comprehensive income:
    Foreign currency translation adjustment                                           (1,980)         (1,980)
    Marketable securities                                                                136             136
    Oil and gas derivatives                                                            2,479           2,479
    Net income                                                                                        72,356
                                                                                               --------------
  Comprehensive income                                                                                72,991
  Dividends ($5.80 per share)                                                                         (3,870)
  Common stock issued for services                                                                       900
  Class A stock issued for services                                                                      792
  Purchase of treasury stock - common                                                                 (1,455)
  Purchase of treasury stock - Class A                                                                  (465)
  Reduction of notes receivable                                          56                               56
                                                           -----------------  ---------------  --------------
Balance, June 30, 2001                                     $         (1,089)  $          501   $      64,826
                                                           =================  ===============  ==============

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                                       2001       2000       1999
                                                                                    ----------  ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing operations                                                $ (10,555)  $(26,508)  $(27,099)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depletion, depreciation and amortization                                        12,911     12,538     11,966
       Gain on sale of assets                                                            (211)      (101)       (91)
       Deferred income taxes                                                           28,359    (11,099)   (12,491)
       Exploration and impairment                                                      18,591      5,979     16,778
       Other, net                                                                      (4,186)     4,413      3,433
                                                                                    ----------  ---------  ---------
                                                                                       44,909    (14,778)    (7,504)
 Changes in assets and liabilities:
    Accounts receivable                                                                (2,936)       420        (38)
    Gas in storage                                                                       (304)      (408)        92
    Income taxes receivable                                                           (33,821)     1,079     (4,344)
    Prepaid and other assets                                                              (32)       163      1,625
    Accounts payable                                                                    6,172        (42)    (6,348)
    Funds held for future distributions                                                 1,678        902       (337)
    Other                                                                              14,631      7,670     (7,252)
                                                                                    ----------  ---------  ---------
       Net cash used by operating activities from continuing operations                30,297     (4,994)   (24,106)
       Net cash provided (used) by operating activities from disposed operations      (48,335)     7,286     30,009
                                                                                    ----------  ---------  ---------
       Net cash provided (used) by operating activities                               (18,038)     2,292      5,903
                                                                                    ----------  ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (112,863)   (19,299)   (25,245)
    Proceeds from sale of assets                                                        1,517        428      3,444
    Notes receivable and other                                                         (4,192)      (300)        70
                                                                                    ----------  ---------  ---------
       Net cash used by investing activities from continuing operations              (115,538)   (19,171)   (21,731)
       Net cash provided (used) by investing activities from disposed operations      224,765    (23,842)   (11,414)
                                                                                    ----------  ---------  ---------
       Net cash provided (used) by investing activities                               109,227    (43,013)   (33,145)
                                                                                    ----------  ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                        7,825     16,250     27,500
    Principal payment on long-term debt                                               (21,850)   (29,094)    (3,084)
    Proceeds (payment) on short-term borrowing                                         (2,000)     2,000
    Purchase of treasury stock and other financing activities                          (1,072)      (214)    (2,154)
    Prepayment of future gas delivery                                                             10,000          -
    Dividends paid                                                                     (3,605)         -       (967)
                                                                                    ----------  ---------  ---------
       Net cash provided (used) by financing activities from continuing operations    (20,702)    (1,058)    21,295
       Net cash provided (used) by financing activities from disposed operations        6,539     32,926     (2,375)
                                                                                    ----------  ---------  ---------
       Net cash provided (used) by financing activities                               (14,163)    31,868     18,920
                                                                                    ----------  ---------  ---------
       Net increase (decrease) in cash and cash equivalents                            77,026     (8,853)    (8,322)
       Cash and cash equivalents, beginning of period                                   3,310     12,163     20,485
                                                                                    ----------  ---------  ---------
 Cash and cash equivalents, end of period                                           $  80,336   $  3,310   $ 12,163
                                                                                    ==========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------
                                                    2001      2000       1999
 Net income (loss)                                $72,356   $(18,431)  $(14,887)
                                                  --------  ---------  ---------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change                       (1,980)        43        133
    Marketable securities:
       Unrealized gain                                136
    Oil and gas derivatives:
       Net cumulative effect adjustment            (2,153)
       Current period transactions                   (541)
       Reclassification to earnings                 5,173
                                                  --------  ---------  ---------
 Other comprehensive income, net of tax               635         43        133
                                                  --------  ---------  ---------
 Comprehensive income (loss)                      $72,991   $(18,388)  $(14,754)
                                                  ========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
1.   NATURE  OF  ORGANIZATION

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

     The Company, primarily through Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin of West Virginia, Pennsylvania, Ohio, Virginia and Kentucky.

     The Company, through its other wholly owned subsidiaries Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"), is also engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, Texas and New Zealand.

     In August 2000, the Company sold its wholly owned regulated gas distribution utility, Mountaineer Gas Company and Subsidiaries ("Mountaineer"). See Note 4.

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

     Other property, equipment, pipelines and buildings are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to 40 years.

     Repairs and maintenance costs are charged against income as incurred; significant renewals and betterments are capitalized. Gains and losses on dispositions of property, equipment, pipelines and buildings are recognized as income.

     At June 30 property, plant and equipment consisted of the following (in thousands):

                                                               2001       2000
                                                            ----------  ---------
 Oil and gas properties                                     $ 317,225   $219,259
 Pipelines                                                     19,569     18,842
 Other property and equipment                                  14,088     14,167
                                                            ----------  ---------
                                                              350,882    252,268
 Less accumulated depletion, depreciation and amortization   (102,223)   (92,106)
                                                            ----------  ---------
 Net property, plant and equipment                          $ 248,659   $160,162
                                                            ==========  =========


     Long-Lived  Assets  -  Statement of Financial Accounting Standards ("SFAS")
     ------------------
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires all companies to assess long-lived assets and assets to be disposed of for impairment. During fiscal year 2001, in addition to the usual impairment of oil and gas property of approximately $11.4 million, the Company recognized impairment expense of $5.7 million related to a failed computer software conversion and $0.3 million related to its natural gas fueling operations. For the years ended June 30, 2000 and 1999, the Company recognized impairment of oil and gas property of $8.3 million and $19.3 million and determined that no impairment was needed on other applicable assets.

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

     Revenues  and  Gas  Costs  -  Oil  and gas sales and marketing revenues are
     -------------------------
     recognized as income when the oil or gas is produced and sold. Gas costs are expensed as incurred.

     Stock  Compensation  -  As  permitted  under  SFAS No. 123, "Accounting for
     -------------------
     Stock-Based Compensation", the Company has elected to continue to measure compensation costs for stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     Use  of  Estimates  - The preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities, which are the basis for the calculation of depletion, depreciation, amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise. In addition, realization of deferred tax assets is based largely on estimates of future taxable income.

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

     Environmental  Concerns  -  The  Company  is  continually taking actions it
     -----------------------
     believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2001, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position of the Company.

     Recent  Accounting  Pronouncements  -  SFAS  No.  143 "Accounting for Asset
     ----------------------------------
     Retirement Obligations" provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its consolidated results of operations, cash flows or financial position.

     Supplemental  Disclosures of Cash Flow Information - Supplemental cash flow
     --------------------------------------------------
     information  for  the  years  ended  June  30 is as follows (in thousands):

                                                        2001     2000     1999
                                                       -------  -------  -------
Cash paid for:
   Interest                                            $19,210  $21,360  $19,192
   Income taxes, net                                    37,983      242    1,376
Noncash investing and financing activities:
    Dividends declared and unpaid at year end              265
    Liabilities assumed in acquisition                     824
    Seller financed acquisition                                              150
    Acquisition of property for cancellation of notes                      1,900


3.   ACQUISITIONS

     On December 29, 2000, the Company purchased Penn Virginia Oil and Gas Corporation's ("Penn Virginia") interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, right-of-ways, personal property and tax credits. After certain adjustments, the Company paid $57.2 million in cash and assumed a $0.8 million note.

     On July 6, 2001, the Company paid $18.1 million for Taverner E&P Ltd's interests in various oil and gas leases, wells, seismic and technical data, contracts, right-of-ways and real and personal property in Texas. The acquisition had an effective date before year end and as a result was recorded at June 30, 2001 with the purchase price reflected in other current liabilities.

4.   DISPOSITIONS

     On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer to a subsidiary of Allegheny Energy, Inc. ("Allegheny") for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately
     $225.6 million to the Company. The Company realized an after-tax gain of $84.4 million on this transaction. Net proceeds from the sale are subject to certain reinvestment provisions of the Company's $200 million Senior Subordinated Notes (the "Notes").

     The operating results of the discontinued operations for the years ended June 30 are as follows (in thousands):

                                                2001      2000      1999
                                              --------  --------  --------
                                                (1)
 Net sales                                    $ 9,929   $178,882  $172,103

 Income before income taxes                    (3,164)    11,048    19,393
 Income taxes provision (benefit)              (1,317)     3,691     7,901
                                              --------  --------  --------
 Income (loss) from discontinued operations   $(1,847)  $  7,357  $ 11,492
                                              ========  ========  ========

(1)  Discontinued  operations  for  one and one half months in fiscal year 2001.


5.   RISK  MANAGEMENT

     As  of  July  1,  2000,  the  Company adopted SFAS No. 133, "Accounting for
     Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income, to the extent the hedge is effective, until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At June 30, 2000, the Company had swap agreements maturing from July 2000 through October 2001 covering 5,176,600 Mmbtu of gas. At July 1, 2000, adoption of SFAS No. 133, resulted in recording a $3.4 million ($2.2 million net of tax) decline in fair value to accumulated other comprehensive income, consisting of $3.8 million to short term derivative liabilities, $0.4 million to long term derivative liabilities and $0.8 million to short term derivative assets. At June 30, 2001, the Company had swap agreements maturing from July 2001 through December 2002 covering 4,455,700 Mmbtu. At June 30, 2001 the Company recorded a $2.5 million gain (net of tax) in accumulated other comprehensive income, $4.4 million short term derivative asset, $0.3 million short term derivative liability, $0.1 million long term derivative liability and $1.5 million in deferred tax liability.

     For the years ended June 30, 2001 and 2000, the Company recognized a net loss in revenues on its hedging activities for oil and gas sales and marketing revenue of $8.3 million and $0.9 million, respectively. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $2.5 million.

6.   DEBT

     Long-Term  Debt  - At June 30 long-term debt consisted of the following (in
     ---------------
     thousands):

                                                                   2001       2000
                                                                ---------  ---------
ECA senior subordinated notes, interest at 9.5% payable
semi-annually, due May 15, 2007                                 $197,672   $200,000
ECA revolving credit, interest floating at Prime plus 1.5% or
LIBOR plus 3%, due 2002                                                      12,000
Installment notes payable, at interest rates ranging from
6.2% to 8%                                                         1,381      1,661
                                                                ---------  ---------
                                                                 199,053    213,661
Less current portion                                                (151)    (1,086)
                                                                ---------  ---------
                                                                $198,902   $212,575
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

     Scheduled maturities of the Company's long-term debt at June 30, 2001 for each of the next five years and thereafter are as follows (in thousands):


                   2002         $    151
                   2003              154
                   2004              158
                   2005              161
                   2006              165
            Thereafter           198,264
                                --------
                                $199,053
                                ========

     Early  Extinguishment  of  Senior Subordinated Notes - On November 9, 2000,
     ----------------------------------------------------
     the Company commenced a tender offer to purchase, for cash, all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes expired on December 11, 2000. Approximately $2.3 million of the notes were tendered and retired, which resulted in an extraordinary gain of $0.36 million, net of $0.20 million income tax.

     Revolving  Credit - The Company had a $22 million revolving credit facility
     -----------------
     secured by certain properties, interest and contracts. The interest rate was variable based on Eurodollars or other defined basis. The annual commitment fee ranged between 0.3% and 0.625% depending on usage. On August 18, 2000, the outstanding balance of $19.8 million was paid in full and the credit agreement was terminated.

     Other  Credit  Facilities  - The Company has an unsecured revolving line of
     -------------------------
     credit totaling $2 million with an interest rate of prime plus 0.5%, which expires November 30, 2001. As of June 30, 2001 and 2000, $0 and $2 million were outstanding under the line of credit.

     Other  Notes  - In December 2000, the Company assumed a note as part of the
     ------------
     Penn Virginia acquisition, with a balance of $0.8 million due in one hundred sixty-one remaining consecutive equal monthly installments.

     In 1998, the Company purchased a natural gas gathering system in West Virginia for $1.2 million. The Company paid $0.3 million in cash and issued a note for the balance payable to the seller in 100 consecutive equal monthly payments. As of June 30, 2001 and 2000, the balance of the note was approximately $0.6 million and $0.7 million.


7.   INCOME  TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                     2001       2000       1999
                                   ---------  ---------  ---------
Current:
   Federal                         $(27,899)  $   (666)  $   (340)
   State                             (7,884)       (46)      (302)
                                   ---------  ---------  ---------
   Total current                    (35,783)      (712)      (642)
                                   ---------  ---------  ---------
Deferred:
   Federal                           23,115    (11,477)    (9,386)
   State                              5,244        378     (3,105)
                                   ---------  ---------  ---------
   Total deferred                    28,359    (11,099)   (12,491)
                                   ---------  ---------  ---------
   Total benefit for income taxes  $ (7,424)  $(11,811)  $(13,133)
                                   =========  =========  =========

     A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30 is summarized below (in thousands):

                                                          2001      2000       1999
                                                        --------  ---------  ---------
 Tax benefit at the federal statutory rate              $(6,293)  $(13,028)  $(13,676)
 State taxes, net of federal tax effects                 (1,151)    (1,781)    (2,664)
 Effect of rate change                                     (176)
 Section 29 tax credits                                  (2,277)
 Change in valuation allowance on federal, foreign
  and state deferred tax assets, net of federal effect               2,000       (592)
 Investment tax credit expiration                                      532        530
 Other, net                                               2,473        466      3,269
                                                        --------  ---------  ---------
 Provision (benefit) for income taxes                   $(7,424)  $(11,811)  $(13,133)
                                                        ========  =========  =========

     Components of the Company's deferred tax assets and liabilities, as of June 30 are as follows (in thousands):

                                                  2001       2000
                                                ---------  ---------
  Deferred tax assets:
    Royalty Trust agreements                    $  7,501   $  5,689
    Tax credits and carryforwards                  3,710     30,582
    Other                                          3,238      9,413
                                                ---------  ---------
      Total deferred tax assets                   14,449     45,684
                                                ---------  ---------
  Deferred tax liabilities:
    Property, plant and equipment                (27,545)   (20,093)
    Federal income tax on state tax credits       (1,261)    (2,999)
    Other liabilities                             (4,913)   (10,565)
                                                ---------  ---------
      Total deferred tax liabilities             (33,719)   (33,657)
                                                ---------  ---------
  Valuation allowance                             (3,151)    (7,951)
                                                ---------  ---------
  Net deferred income tax asset (liability)      (22,421)     4,076
  Current deferred tax asset (liability)           7,467       (329)
                                                ---------  ---------
  Net long-term deferred tax asset (liability)  $(29,888)  $  4,405
                                                =========  =========

     At June 30, 2001, the Company had West Virginia state tax credits of $3.7 million, which will expire in 2002. The Company was eligible for relocation incentives taken in the form of tax credits from West Virginia. The incentive amounts were based upon investments made and jobs created in that state. Tax credits generated by the Company are used primarily to offset the payment of severance, property and state income taxes. Based on existing future taxable temporary differences and projections of future West Virginia severance, property and state income taxes, management has provided a valuation allowance for that portion of the credits not expected to be utilized.

8.   EMPLOYEE  BENEFIT  PLANS

     The Company and certain subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. One-half of the pool is generally paid to eligible employees within 120 days of the end of the fiscal year and one-half is deferred to the following year. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however, employees with less than two years of employment may participate under certain circumstances. The Company recognized $1.3 million, $0.9 million and $0 of profit sharing expense during the years ended June 30, 2001, 2000, and 1999, respectively.

     The Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $0.24 million, $0.23 million and $0.18 million for the years ended June 30, 2001, 2000, and 1999, respectively.

9.   CAPITAL STOCK

     Voting  Common  Stock-  In  May 1995, the Company was reincorporated in the
     ---------------------
     State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

     The Company has an agreement with a stockholder covering the sale or disposition of common stock that provides the stockholder cannot sell stock without first offering such shares to the Company. At June 30, 2001 49,500 shares were subject to the agreement. Under certain circumstances, the Company would be required to purchase the related stock if not previously tendered to the Company or otherwise sold or disposed of in accordance with the provisions of the agreement.

     Class  A  Non-Voting Common Stock - In August 1998, the Company amended its
     ---------------------------------
     articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock.

     Treasury  Stock - At June 30, 2001, the Company had 94,354 shares of voting
     ---------------
     common stock in treasury, carried at cost. The Company purchased 16,342 and 2,660 shares of voting common stock during the years ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Company had 10,387 shares of non-voting Class A stock in treasury, carried at cost. The Company purchased 4,160 and 1,711 shares of non-voting Class A stock during the years ended June 30, 2001 and 2000, respectively.

     Stock  Plans  -  During fiscal 1999, the Company created an incentive stock
     ------------
     purchase agreement, primarily for outside Directors. Under the agreement, options to purchase voting common stock were granted at $75 per share, based on the fair market value as determined by the Board of Directors and are exercisable based on the following schedule:

                                       Number of
           Exercise Period              Shares
-------------------------------------  ---------
 January 1, 1999 to December 31, 2003     10,002
 January 1, 2000 to December 31, 2004     10,002
 January 1, 2001 to December 31, 2005      9,996
                                       ---------
                                          30,000
                                       =========

     No options were exercised for either of the years ended June 30, 2001 or 2000. Therefore, as of June 30, 2001, all the options were exercisable. Fair value of the options at the grant dates, as estimated by management, was nominal.

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

10.  EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net loss from continuing operations per common share as of June 30, for the years indicated, is as follows:

                                                                   Per-Share
                                              Earnings     Shares    Amount
                                            -------------  -------  --------
2001
----
  Basic and Diluted Earnings per Share
     Loss available to common shareholders  $(10,555,000)  664,673  $(15.88)
2000
----
  Basic and Diluted Earnings per Share
     Loss available to common shareholders  $(26,508,000)  660,928  $(40.11)
1999
----
  Basic and Diluted Earnings per Share
     Loss available to common shareholders  $(27,099,000)  672,973  $(40.27)

     The effect of stock options was not included in the computation of diluted net loss per share because to do so would have been antidilutive.

11.  UNCONSOLIDATED  AFFILIATE

     The Company owns a 25.35% members' interest in Breitburn Energy Corporation ("BEC"). The Company's investment in BEC is accounted for under the equity method. Although BEC has current year earnings, the Company's share of net losses since inception continues to exceed the carrying amount of the investment. Therefore, the investment has been reduced to zero until the Company's share of net income equals its share of unrecognized net losses. Summarized financial information for BEC as of and for the years ended December 31, is as follows (in thousands):

                                    2000      1999      1998
                                  --------  --------  --------
 Current assets                   $10,744   $ 7,933
 Oil and gas properties            84,050    73,460
 Other assets                       3,233     2,659
                                  --------  --------
    Total assets                  $98,027   $84,052
                                  ========  ========

 Current liabilities              $12,955   $10,140
 Long-term debt                    54,200    47,300
 Other liabilities                  1,433       617
 Redeemable preferred shares       33,650    31,276
 Members' equity                   (4,211)   (5,281)
                                  --------  --------
   Total liabilities and equity   $98,027   $84,052
                                  ========  ========

 Net sales                        $36,551   $19,722   $ 8,128
                                  ========  ========  ========
 Operating income (loss)          $ 9,338   $   200   $  (740)
                                  ========  ========  ========
 Net income (loss)                $ 5,267   $(1,517)  $(2,520)
                                  ========  ========  ========



12.  OPERATING  LEASES

     The Company has noncancelable operating lease agreements for the rental of office space, computer and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.3, $1.2 and $1.2 million for the years ended June 30, 2001, 2000 and 1999, respectively.

     At June 30, 2001 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):


                2002        $1,337
                2003         1,185
                2004         1,059
                2005           892
                2006            92
                Thereafter      14
                            ------
                            $4,579
                            ======


13.  RELATED  PARTY  TRANSACTIONS

     The Company has entered into a rental arrangement for office space from a corporation in which certain officers are shareholders. Rent payments totaled $0.56 million, $0.42 million and $0.37 million for the years ended June 30, 2001, 2000 and 1999, respectively.

     The Company advanced funds to certain officers and other related parties, at 7% to 8% interest. Balances totaled $0.6 million and $0.1 million, respectively, at June 30, 2001 and 2000. A provision in the agreement cancels the principal balance if the employee remains in the continuous employment of the Company for three to four years, depending on the agreement.

     In 1998, the Company issued promissory notes to certain employees as part of a Class A incentive stock purchase agreement, whereby 13,669 shares were issued at $75 per share. The carrying value of these notes was $0.9 million at June 30, 2001 and 2000. The notes have interest rates of 6.5% and 8%. A provision in the agreements cancels the principal balance, except for a $0.15 million note, if the employee remains in the continuous employment of the Company through December 31, 2005. In addition, between 1995 and 1997, the Company issued 19,200 shares of common stock as part of an incentive stock option agreement with two officers for promissory notes. The carrying value of these notes was $0.19 million at June 30, 2001 and 2000. Interest rates are calculated at LIBOR plus 1.5%. No cancellation provision was included with this stock incentive program.

     During fiscal 1999, the Company purchased from certain officers and directors, for $2.4 million, volumetric production from wells in New Zealand. Future production, totaling 3.3 million Mcf, otherwise allocable to the officers and directors will be allocated to the Company. The Company has recorded the payment as an investment in oil and gas properties.

14.  COMMITMENTS  AND  CONTINGENCIES

     In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of the Eastern American Natural Gas Trust ("Royalty Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment and was classified as deferred trust revenue. Certain gas production attributable to the Royalty Trust is purchased by the Company pursuant to a gas purchase contract, which expires in 2013. The purchase price under the contract is based on escalating fixed price and spot market components. The fixed price component expired on January 1, 2000. As of June 30, 2000, the Company determined that due to the rising cost of transporting gas and diminishing margins, losses were expected on the Company's purchase commitment. A purchase commitment loss of $4.9 million was accrued and $6.2 million was reclassified from deferred trust revenue to other long term obligations. Unamortized deferred trust revenue is $1.1 million and $8.9 million at June 30, 2001 and 2000, respectively.

     The Company has a gas sales contract, which requires the Company to sell up to 4,000 but not less than 1,500 Mmbtu per day through December 31, 2001. Under the contract the Company receives a ten to twelve cent premium above the posted Appalachian Index.

     The Company entered into a gas sale and purchase agreement with Allegheny whereby it will begin the delivery of natural gas beginning on or after July 1, 2001. The Company received a $10 million prepayment pursuant to the agreement, which is recorded as long term deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

15.  FINANCIAL  INSTRUMENTS

     The estimated fair values of the Company's financial instruments, as of June 30, have been determined using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided are not necessarily indicative of the amount that the Company could realize upon the sale or refinancing of such financial instruments. The Company in estimating the fair value of its financial instruments used the following methods and assumptions:


     Notes  Receivable  -  The notes receivable accrue interest at a fixed rate.
     -----------------
     Fair value was estimated using discounted cash flows based on current interest rates for notes with similar credit characteristics and maturities.

     Long-Term  Debt  - The Company's subordinated debt is traded publicly.  The
     ---------------
     market value at the end of the year was used for valuation purposes. The remaining portion of the Company's long-term debt is comprised of fixed rate facilities; for this portion, fair value was estimated using discounted cash flows based upon the Company's estimated current borrowing rates for debt with similar maturities. At June 30, 2001, the fair value of the Company's debt was $163.5 million and the book value was $199.1 million.

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

     Summarized financial information for the Company's reportable segments is shown in the following table. The "other" column includes items related to corporate items (in thousands):

                                          Exploration    Marketing
                                              and           and
                                          Production     Pipeline      Other     Consolidated
                                         -------------  -----------  ---------  --------------
                 2001
 Sales to unaffiliated customers         $     45,906   $   81,042   $  1,455   $     128,403
 Intersegment revenues                          1,548                                   1,548
 Depreciation, depletion, amortization         10,653          973        427          12,053
 Impairment and exploratory costs              11,458          287      7,269          19,014
 Operating profit (loss)                       (3,595)          41        168          (3,386)
 Interest expense                              15,565       (6,122)    10,651          20,094
 EBITDAX                                       19,759        1,316     12,109          33,184
 Total assets                                 142,647       77,977    153,199         373,823
 Capital expenditures                         108,343        1,315      3,205         112,863
----------------------------------------------------------------------------------------------
                 2000
 Sales to unaffiliated customers         $     29,763   $   72,156              $     101,919
 Intersegment revenues                                                                      -
 Depreciation, depletion, amortization         10,349        1,031        359          11,739
 Impairment and exploratory costs               8,347                                   8,347
 Operating profit (loss)                       (5,048)      (6,871)    (4,576)        (16,495)
 Interest expense                                 110            2     22,190          22,302
 EBITDAX                                        9,270       (1,287)    (3,914)          4,069
 Total assets                                 122,033       67,522     19,341         208,896
 Capital expenditures                          19,074          148         77          19,299
----------------------------------------------------------------------------------------------
                 1999
 Sales to unaffiliated customers         $     24,836   $   81,279   $    191   $     106,306
 Intersegment revenues                                       7,194                      7,194
 Depreciation, depletion, amortization          9,713        1,104        350          11,167
 Impairment and exploratory costs              19,261                                  19,261
 Operating profit (loss)                      (17,794)         929     (4,224)        (21,089)
 Interest expense                                 113                  20,009          20,122
 EBITDAX                                       11,638        2,033     (3,353)         10,318
 Total assets                                 121,852       58,420     35,666         215,938
 Capital expenditures                          22,139          506      2,600          25,245
----------------------------------------------------------------------------------------------

     Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, corporate and elimination items. Included in the exploration and production segment are net long-lived assets located in New Zealand and Australia of $3.0, $3.9 and $1.8 million, as of June 30, 2001, 2000 and 1999.

17.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following represents selected quarterly financial information for the years ended June 30 (in thousands, except per share data):

                                                               Quarter Ended
                                         -----------------------------------------------------
                  2001                    September 30     December 31    March 31    June 30
                                         ---------------  -------------  ----------  ---------
 Total revenue                           $       27,083   $     31,898   $  45,109   $ 25,861
 Gross profit (loss)                              1,473          1,363      (2,386)    (3,836)
 Income (loss) before discontinued
    operations and extraordinary items           (1,847)          (250)     (3,590)    (4,868)
 Earnings per share on continuing
    operations, basic and diluted                 (2.77)         (0.38)      (5.41)     (7.35)
 Net income (loss)                               82,661           (939)     (3,622)    (5,744)

                                                               Quarter Ended
                                         -----------------------------------------------------
                  2000                   September 30     December 31    March 31    June 30
                                         ---------------  -------------  ----------  ---------
 Total revenue                           $       27,014   $     26,250   $  23,212   $ 25,443
 Gross profit (loss)                               (817)        (2,667)     (1,144)   (11,867)
 Income (loss) before discontinued
    operations and extraordinary items           (4,338)        (5,804)     (4,347)   (12,019)
 Earnings per share on continuing
    operations, basic and diluted                 (6.50)         (8.72)      (5.41)    (18.20)
 Net income (loss)                               (4,305)        (1,390)      2,554    (15,290)

     SUPPLEMENTAL  INFORMATION  ON  OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     Costs  -  The  following  tables  set  forth  capitalized  costs  and costs
     -----
     incurred, including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                     2001       2000       1999
                                                   ---------  ---------  ---------
Capitalized costs:
   Proved properties                               $271,465   $208,271   $196,554
   Unproved properties                               45,760     10,988     11,351
                                                   ---------  ---------  ---------
   Total                                            317,225    219,259    207,905
   Less accumulated depletion and depreciation      (85,748)   (76,458)   (68,804)
                                                   ---------  ---------  ---------
Net capitalized costs                              $231,477   $142,801   $139,101
                                                   =========  =========  =========

Companyshare of equity method investeenet
   capitalized costs (see Note 11)                 $ 19,690   $ 18,693   $ 11,607
                                                   =========  =========  =========

Costs incurred:
   Acquisition of proved and unproved properties   $ 80,394   $  4,160   $  2,088
   Development costs                                 13,649      5,869      7,527
   Exploration costs                                 15,115      8,693     13,589
                                                   ---------  ---------  ---------
Total costs incurred                               $109,158   $ 18,722   $ 23,204
                                                   =========  =========  =========

Companyshare of equity method investeetotal
   costs incurred (see Note 11)                    $  3,594   $  7,759   $  3,966
                                                   =========  =========  =========

     Results of Operations - The results of operations for oil and gas producing
     ---------------------
     activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                                      2001      2000      1999
                                                     -------  --------  ---------
Revenues from sale of oil and gas                    $41,555  $23,869   $ 18,295
Less:
   Production costs                                   10,208    8,849      9,005
   Production taxes                                    3,000    1,198        964
   Exploration and impairment                         19,014    8,347     19,261
   Depletion, depreciation and amortization            9,290    8,847      7,915
   Income tax expense (benefit)                           16   (1,181)    (6,597)
                                                     -------  --------  ---------
 Income (loss) from oil and gas operations           $    27  $(2,191)  $(12,253)
                                                     =======  ========  =========

 Companyshare of equity method investee
   income from oil and gas operations (see Note 11)  $ 5,054  $ 1,857   $    183
                                                     =======  ========  =========

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

                                                          Natural Gas   Crude Oil
                                                             (Mmcf)      (Mbbls)
                                                          ------------  ----------
Proved reserves:
  June 30, 1998                                               152,780       1,332
    Revisions of previous estimates                            (1,384)       (229)
    Extensions and discoveries                                  5,049          74
    Sales of reserves in place                                   (674)        (85)
    Production                                                 (7,184)       (133)
                                                          ------------  ----------
  June 30, 1999                                               148,587         959
    Revisions of previous estimates                             4,656          71
    Extensions and discoveries                                  2,185          66
    Purchases of reserves in place                              9,461
    Production                                                 (7,399)       (113)
                                                          ------------  ----------
  June 30, 2000                                               157,490         983
    Revisions of previous estimates                           (13,405)        (99)
    Extensions and discoveries                                 22,077       1,380
    Purchases of reserves in place                             49,665         485
    Production                                                 (9,371)       (116)
                                                          ------------  ----------
  June 30, 2001                                               206,456       2,633
                                                          ============  ==========

Proved developed reserves:
  June 30, 1999                                               126,962         714
  June 30, 2000                                               141,067         738
  June 30, 2001                                               175,784         987

Companyshare of equity method investeeproved reserve at:
  June 30, 1999                                                 5,529       9,907
  June 30, 2000                                                 7,402      13,681
  June 30, 2001                                                 9,497      11,811


     Standardized  Measure  of  Discounted  Future  Net  Cash  Flows - Estimated
     ---------------------------------------------------------------
     discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

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

     Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                       2001        2000        1999
                                                    ----------  ----------  ----------
Future cash in flows                                $ 828,403   $ 606,382   $ 396,466
Future production and development costs              (271,051)   (178,968)   (144,274)
Future income tax expense                            (145,000)   (121,000)    (47,000)
                                                    ----------  ----------  ----------
Future net cash flows before discount                 412,352     306,414     205,192
10% discount to present value                        (240,071)   (181,543)   (120,309)
                                                    ----------  ----------  ----------
Standardized measure of discounted future net cash
  flows related to proved oil and gas reserves      $ 172,281   $ 124,871   $  84,883
                                                    ==========  ==========  ==========

Companyshare of equity method investee
  standardized measure of discounted future net
  cash flows                                        $  69,478   $  54,362   $  28,129
                                                    ==========  ==========  ==========

     Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30 are as follows (in thousands):

                                                     2001       2000       1999
                                                   ---------  ---------  --------
 Standardized measure of discounted future
   net cash flows at beginning of period           $124,871   $ 84,883   $74,913
 Sales of oil and gas produced, net of
   production costs                                 (28,347)   (13,446)   (8,059)
 Net changes in prices and production costs           3,338     57,741    (1,107)
 Changes in production rates and other               15,526    (10,418)    5,421
 Extensions, discoveries and other additions, net
   of future production and development costs        33,991      2,886     3,977
 Changes in estimated future development costs      (31,981)     2,099     2,701
 Development costs incurred                           9,232      5,869     7,527
 Revisions of previous quantity estimates           (15,677)     5,731    (2,234)
 Purchase of reserves in place                       58,868     10,572
 Sales of reserves in place                                                 (918)
 Accretion of discount                               12,487      8,488     7,491
 Net change in income taxes                         (10,027)   (29,534)   (4,829)
                                                   ---------  ---------  --------
 Standardized measure of discounted
   future net cash flows at end of period          $172,281   $124,871   $84,883
                                                   =========  =========  ========

                                    * * * * *



           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ----------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III
                                    --------


                ITEM 10.     DIRECTORS AND OFFICERS OF REGISTRANT
                -------------------------------------------------

     The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 2001 are listed below, together with a description of their experience and certain other information. All of the Directors were re-elected for a one year term at the Company's December 2000 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

         Name            Age  Position with Company or Subsidiary
         ----            ---  -----------------------------------
John Mork                 53  President and Chief Executive Officer; Director
Joseph E. Casabona        58  Executive Vice President; Director
Michael S. Fletcher       52  Chief Financial Officer
Donald C. Supcoe          45  Senior Vice President, Secretary and General Counsel
Edward J. Davies          59  Senior Vice President
J. Michael Forbes         41  Vice President and Treasurer
K. Ralph Ranson, II       59  Vice President Marketing
Julie Ann Kitano          45  Assistant Secretary
W. Gaston Caperton, III   60  Director
Peter H. Coors            53  Director
L. B. Curtis              76  Director
John J. Dorgan            76  Director
Arthur C. Nielsen, Jr.    81  Director
F. H. McCullough, III     53  Director
Julie Mork                50  Director


     W. Gaston Caperton, III, has been a Director of the Company since 1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Governor Caperton is President and Chief Executive Officer of The College Board and President of the Caperton Group. Governor Caperton presently serves on the Boards of Directors of Owens Corning, United Bankshares, Corbin Ltd., Education Networks of America and the Benedum Foundation.

     Joseph E. Casabona is Executive Vice President of the Company and has been a Director since its formation. Mr. Casabona joined Eastern American in 1985 and was Executive Vice President of Eastern American and a Director from 1987 until 1993. Mr. Casabona was employed in various audit staff capacities from 1967 to 1979 in the Pittsburgh, Pennsylvania office of KPMG Main Hurdman ("KPMG, Peat Marwick"), Certified Public Accountants, became a partner in the Firm in 1980 and was named Director of Accounting and Auditing of the Pittsburgh office in 1983. Mr. Casabona graduated from the University of Pittsburgh with a Bachelor of Science Degree in Business Administration and from the Colorado School of Mines with a Master of Science Degree in Mineral Economics. Mr. Casabona has been a Certified Public Accountant since 1969. Mr. Casabona has been a member of the Boards of Directors of the West Virginia and Pennsylvania Independent Oil and Gas Associations.

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Chairman of the Board and Chief Executive Officer of Coors Brewing Company and Chief Executive Officer of Adolph Coors Company. He received his Bachelor Degree in Industrial Engineering from Cornell University in 1969 and he earned his Master Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of U. S. Bankcorp, Inc.

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

     Michael S. Fletcher has been Chief Financial Officer of the Company since December 1999. He also held the position of Treasurer of the Company from December 1999 through December 2000. In addition, Mr. Fletcher was President of Mountaineer Gas Company from August 1998 until the Company sold Mountaineer in August 2000. Prior to August 1998, he also held the positions of Senior Vice President and Chief Financial Officer of Mountaineer. Before joining Mountaineer in 1987, Mr. Fletcher was a partner of Arthur Andersen and Company and was employed by that firm for fifteen years. Mr. Fletcher is a Certified Public Accountant and a graduate from Utah State University with a Bachelor Degree in Accounting.

     J. Michael Forbes is Vice President and Treasurer of the Company. Mr. Forbes has been an officer of the Company since 1995 and prior to that was an officer with Eastern American, which he joined in 1982. Mr. Forbes graduated with a Bachelor of Arts in Accounting and Finance from Glenville State College and is a Certified Public Accountant. He also holds a Master of Business Administration from Marshall University and is a graduate of Stanford University's Program for Chief Financial Officers.

     Julie Ann Kitano has been Assistant Secretary of the Company since December 2000. Ms. Kitano joined the Company in 1998 as a Paralegal. She holds a Bachelor of Arts Degree from Whitman College.

     F. H. McCullough, III, has been a Director of the Company since 1993. Mr. McCullough was a Director of Eastern American from 1978 until 1993. Mr.
McCullough joined Eastern American in 1977 and served in various capacities until 1999. He is currently President of Neumedia, Inc. of Charleston, West Virginia, a fiber optic telecommunications carrier. Mr. McCullough is a graduate of the University of Southern California with a Bachelor of Arts Degree in International Economics and two Masters Degrees in Business Administration and Financial Systems Management. He is a graduate of the Northwestern University Kellogg Graduate School of Management Executive Marketing Program.

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

     K. Ralph Ranson, II, has been Vice President of Marketing for the Company since December 2000. He joined Eastern American in 1993 and has served in various capacities, most recently as Vice President of Land. Prior to joining Eastern American, Mr. Ranson worked as an independent oil and gas consultant, was an officer with Alamco, Inc. and an officer and director of Union Drilling, Inc. Mr. Ranson is past President of the Independent Oil & Gas Association of West Virginia, where he served two consecutive terms. Mr. Ranson received a Bachelor of Arts Degree from West Virginia Wesleyan College.

     Donald C. Supcoe is the Senior Vice President, Corporate Secretary and General Counsel of the Company and is responsible for the Company's operations in the east, which includes Eastern American. Mr. Supcoe was the Senior Vice President of Mountaineer Gas Company from August 1998 until its sale in August 2000. Prior to joining Mountaineer in August of 1998, he was the Vice President, General Counsel and Corporate Secretary of Eastern American with whom he had been employed in various positions since 1981. Mr. Supcoe is a past President of the Independent Oil and Gas Association of West Virginia and a past Vice President of the Independent Petroleum Association of America. Mr. Supcoe graduated from West Virginia University with a Bachelor of Science Degree in Business Administration. Mr. Supcoe received a Doctor of Jurisprudence Degree from West Virginia University College of Law.

                       ITEM 11.     EXECUTIVE COMPENSATION
                       -----------------------------------

     The following table sets forth for fiscal year 2001 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                            Annual Compensation                         All Other
                                          Year   Salary     Bonus           Other    Compensation (1)
                                          ----  --------  ----------       --------  -----------------
John Mork                                 2001  $256,068  $1,146,635       $  4,349  $          35,251
   President and Chief Executive Officer  2000   253,141     116,350         29,041             11,010
                                          1999   246,820     287,616         43,036             11,935

Joseph E. Casabona                        2001   231,538   1,457,630  (2)     1,888              4,454
   Executive Vice President               2000   223,762      55,853          2,603              8,760
                                          1999   215,086     144,250          2,379              7,921

Michael S. Fletcher                       2001   232,471      56,345        124,198              3,500
   Chief Financial Officer                2000   228,298     168,702         19,496             10,557
                                          1999   220,934     122,802         19,332             16,932

Edward J. Davies                          2001   207,308      53,105            899              4,181
   Senior Vice President                  2000   184,885      31,000          1,507              4,080
                                          1999   181,091      90,150          2,095              4,587

Donald C. Supcoe                          2001   188,447      54,545                             1,482
   Senior Vice President                  2000   180,833      41,599         27,987                216

__________________________
(1) Includes compensation related to insurance policies provided for the benefit of named officer and 401K matching contributions.

(2) Includes $900,000 received as Class A stock and $340,000 cash as related tax protection.


DIRECTOR  COMPENSATION.  Directors  are  compensated  $2,000  per  meeting  plus
----------------------
reimbursement for travel and related expenses. Annually, each Director also receives 160 shares of the Company's Class A Stock, which is valued at $75 per share. During the current fiscal year, each Director received an additional 1,000 shares of the Company's Common Stock, which was related to the sale of Mountaineer.

                   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
                   ------------------------------------------
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of September 1, 2001. The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.

                                                   Beneficial Ownership
                                                       Common Stock
                                                     -----------------
                                                     Shares   Percent
                                                     -------  --------
 Kenneth W. Brill (1)                                 50,710     7.98%
 W. Gaston Caperton, III                               6,680     1.05%
 Joseph E. Casabona                                   31,376     4.94%
 Peter H. Coors                                        2,946        *
 L. B. Curtis                                         12,110     1.90%
 Edward J. Davies                                      3,000        *
 John J. Dorgan                                        2,130        *
 Michael S. Fletcher                                   1,000        *
 F. H. McCullough, III (3)                            72,385    11.39%
 John Mork (2)                                       363,943    57.25%
 Julie Mork (2)                                      363,943    57.25%
 Arthur C. Nielsen, Jr.                               36,480     5.74%
 K. Ralph Ranson, II                                   1,000        *
 Donald C. Supcoe                                      3,583        *

 All Officers and Directors as a group (14 persons)  587,343    90.25%

__________________________
*    Less  than  one  percent.
(1) Pursuant to agreements dated June 30, 1993 and July 8, 1996, Kenneth W. Brill granted the Company options to purchase 15,400 and 75,850 shares, respectively, of the CompanyCommon Stock owned by him, of which 41,750 have been purchased.
(2) Includes 355,380 shares held by John and Julie Mork as joint tenants, 2,663 shares held by Julie Mork individually, and 2,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.
(3) Includes 70,305 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 880 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith
     McCullough  Trust  and  the  Kristin  McCullough  Trust.

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Stock,
(ii) the share ownership of the Company's Class A Stock by each Director, (iii) the share ownership of the Company's Class A Stock by certain executive officers and (iv) the share ownership of the Company's Class A Stock by all directors and executive officers as a group, in each case as of September 1, 2001. The business address of each officer an director listed below is: c/o Energy Corporation of American, 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237.

                                                   Beneficial Ownership
                                                      Class A Stock
                                                     ----------------
                                                     Shares  Percent
                                                     ------  --------
 Gaston Caperton                                      1,160     4.52%
 Joseph E. Casabona                                   5,141    20.02%
 Peter Coors                                          1,267     4.93%
 L.B. Curtis                                          1,160     4.52%
 Edward J. Davies                                     3,304    12.87%
 J.J. Dorgan                                          1,160     4.52%
 Michael S. Fletcher                                  2,250     8.76%
 F.H. McCullough                                      1,160     4.52%
 John Mork (1)                                        3,116    12.14%
 Julie Mork (1)                                       3,116    12.14%
 Arthur C. Nielsen, Jr.                               2,320     9.03%
 K. Ralph Ranson                                        417     1.62%
 Donald C. Supcoe                                     1,667     6.49%

 All officers and Directors as a group (13 persons)  24,122    93.94%

_______________________
*    Less  than  one  percent
(1) Includes 1,956 shares held by John and Julie Mork as joint tenants and 1,160 shares held by Julie Mork.


                     ITEM 13.     CERTAIN RELATIONSHIPS AND
                     --------------------------------------
                              RELATED TRANSACTIONS
                              --------------------

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

                            2001       2000     1999
                          ---------  --------  ------
                             (3)
 Dale P. Andrews                     $   12.6  $ 11.2
 K.W. Brill                                      60.0
 Gaston Caperton          $  100.0       98.6
 Joseph E. Casabona           38.7       49.2    36.8
 Peter Coors                  50.0       49.2    28.1
 L.B. Curtis                 124.0      126.4    70.2
 E.J. Davies                 248.0      126.4   113.5
 John J. Dorgan               25.0       24.5    42.5
 Michael S. Fletcher          25.0       49.2
 J. Michael Forbes            25.0
 John Frederick               25.0
 Thomas R. Goodwin            50.0      172.1     0.1
 F.H. McCullough, III                            84.7
 John Mork (1)             1,240.0      758.3   351.1
 Alison Mork Trust (2)        50.0       24.6    28.1
 Kyle Mork Trust (2)          50.0       24.6    28.1
 Arthur C. Nielsen, Jr.       50.0       49.2    42.5
 Kent Schamp                  27.0       25.3
 Donald C. Supcoe             25.0
                          ---------  --------  ------
 Total                    $2,152.7   $1,590.2  $896.9
                          =========  ========  ======

_______________
(1)  Interest  of  John  Mork  and  Julie  Mork  held  as  joint  tenants.
(2)  Trusts  for  minor  children  of  John  Mork  and  Julie  Mork.
(3) These amounts represent only the amounts committed to the 2001 Drilling Program, the actual investment may vary.

     Certain officers, Directors and key employees of the Company have notes payable to the Company related to employee incentive stock options that were granted and exercised. The notes bear various interest rates, ranging from LIBOR to 8% per annum. As of June 30, 2001, the following were indebted to the Company (in thousands):

 Dale P. Andrews      $   63
 Joseph E. Casabona      187
 Edward J. Davies        319
 J. Michael Forbes        96
 Michael S. Fletcher     187
 K. Ralph Ranson          28
 Donald C. Supcoe        209
                      ------
    Total             $1,089
                      ======

     Certain officers, Directors and other related parties of the Company have borrowed money from the Company and have executed promissory notes. The notes bear interest at 7% to 8% per annum. As of June 30, 2001, the following were indebted to the Company (in thousands):

 Michael S. Fletcher  $285  (1)
 Linda Given            28  (1)
 David Jordan           55  (1)
 Dennis McGowan         65  (2)
 Donald C. Supcoe      169  (1)
                      ----
                      $602
                      ====

_______________
(1) Promissory note is being forgiven over three years, assuming continuing employment. As of June 30, 2001, $0.24 million had been amortized.
(2) Promissory note is being forgiven over four years, assuming continuing employment.


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
                         ===============  =======

     The Company rents office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 42.86% by John Mork, 21.42% by each of F. H. McCullough, III and Joseph E. Casabona and 7.15% by each of Donald C. Supcoe and
J. Michael Forbes. The aggregate amount paid by the Company for rent to Energy Centre, Inc. was $0.56 million for fiscal year 2001. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

                                     PART IV
                                     -------

                   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
                   ------------------------------------------
                        SCHEDULES AND REPORTS ON FORM 8-K
                        ---------------------------------



(a)  1. Financial  Statements
        The  Financial Statements are filed as a part of this annual report at
        Item  8.

     2. Financial  Statement  Schedules
        The  Financial Statements are filed as a part of this annual report at
        Item  8.

     3. Exhibits
        The following is a complete list of Exhibits filed as part of, or incorporated by reference to this report:


     *  3.1   Articles  of  Incorporation  of  Energy  Corporation  of America.
     *  3.2   Amended  Articles  of  Incorporation  of  Energy  Corporation  of
              America.
     *  3.3   Amended  Bylaws  of  Energy  Corporation  of  America.
     *  4.1   Intentionally  omitted.
     *  4.2   Intentionally  omitted.
     *  4.3   Indenture, dated as of May 23, 1997, between Energy Corporation of
              America and The Bank of New York, as Trustee, with respect to the
              9  1/2%  Senior  Subordinated Notes Due 2007 (including form of 9
              1/2%  Senior  Subordinated  Note  Due  2007.
     *  4.4   Form of 9 1/2% Senior Subordinated  Note  due  2007,  Series A.
     *  4.5   Registration  Rights  Agreement,  dated as of May 20, 1997, among
              Energy  Corporation  of  America, as issuer, and Chase Securities
              Inc.  and  Prudential  Securities  Inc.
     *  10.1  Eastern  American Energy Corporation Profit/Incentive Stock Plan
              dated as  of  June  4,  1997.
     *  10.2  Buy-Sell  Stock  Option Agreement dated as of May 19, 1997 among
              Energy  Corporation of America, F.H. McCullough, III and Kathy L.
              McCullough.
     *  10.3  Buy-Sell Stock Option Agreement dated as of July 8, 1996 between
              Energy  Corporation  of  America  and  Kenneth  W.  Brill.
     *  10.4  Gas Purchase Contract dated as of January 1, 1993 between Eastern
              American Energy Corporation and Eastern Marketing Corporation.
     *  10.5  Intentionally  omitted.
     *  10.6  Intentionally  omitted.
     *  10.7  Intentionally  omitted.
     *  10.8  Intentionally  omitted.
     *  10.9  Intentionally  omitted.

     *  10.10 Intentionally  omitted.
     *  10.11 Intentionally  omitted.
     *  10.12 Intentionally  omitted.
     *  10.13 Intentionally  omitted.
     *  10.14 Intentionally  omitted.
     *  10.15 Intentionally  omitted.
     *  10.16 Intentionally  omitted.
     *  10.17 Incentive  Stock Purchase Agreement dated February 12,
              1999 by and between Energy Corporation of America and Michael S. Fletcher.
     * 10.18 Incentive Stock Purchase Agreement dated December 16, 1998 by and between Energy Corporation of America and Joseph E. Casabona.
     * 10.19 Incentive Stock Purchase Agreement dated December 16, 1998 by and between Energy Corporation of America and Edward J. Davies.
     * 10.20 Incentive Stock Purchase Agreement dated December 16, 1998 by and between Energy Corporation of America and Donald C. Supcoe.
     * 10.21 Incentive Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and W. Gaston Caperton III.
     * 10.22 Incentive Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and Peter H. Coors.
     * 10.23 Incentive Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and L.B. Curtis.
     * 10.24 Incentive Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and J. J. Dorgan.
     * 10.25 Incentive Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and A. C. Nielsen, Jr.
     * 10.26 Stock Purchase Agreement dated February 17, 1999 by and among Westech Energy Corporation, Westech Energy New Zealand Limited and Edward J. Davies.
     *  10.27 Intentionally  omitted.
     *  10.28 Intentionally  omitted.
     *  10.29 Intentionally  omitted.
     *  10.30 Intentionally  omitted.
     * 10.31 Gas Sale and Purchase Agreement dated December 20, 1999 between Energy Corporation of America and Allegheny Energy Service Corporation.
     * 10.32 Participation Agreement dated December 20, 1999 between Energy Corporation of America and Allegheny Energy, Inc.
     *  10.33 Intentionally  omitted.
     * 10.34 Oil and Gas Lease and Development Agreement dated August 16, 2000 between Allegheny Energy, Inc., Monongahela Power Company, West Virginia Power and Transmission Company, and Energy Corporation of America.

     * 10.35 Employment Agreement effective as of August 18, 2000 by and between Energy Corporation of America and Michael S. Fletcher.
     * 10.36 Employment Agreement effective as of August 18, 2000 by and between Energy Corporation of America and Donald C. Supcoe.
        10.37 Purchase and Sale Agreement dated June 28, 2001 between Tavener E&P Ltd and Westech Energy Corporation.
        21.1  Subsidiaries  of  Energy  Corporation  of  America.
        25.1 Power of Attorney set forth on the signature page contained in Part V.


   *    Previously  filed


(b)       Reports  on  Form  8-K
          None

                                    * * * * *

                                     PART V
                                     ------


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 27th day of September 2001.

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the ___ day of September 2001, by the following persons in the capacities indicated.

        Signature                              Title
        ---------                              -----

/s/ John Mork
--------------------------
John Mork                   President, Chief Executive Officer and Director
                            (Principal executive officer)


/s/ Joseph E. Casabona
--------------------------
Joseph E. Casabona          Executive Vice President and Director


/s/ Michael S. Fletcher
--------------------------
Michael S. Fletcher         Chief Financial Officer
                            (Principal accounting and financial officer)


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