Form 10-Q
period 2001-09-30
ENERGY CORP OF AMERICA
filed 2001-11-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                     September 30, 2001 was 632,885 shares.


                         ENERGY  CORPORATION  OF  AMERICA

                                TABLE OF CONTENTS


                                                                           PAGES
PART  I  FINANCIAL  INFORMATION


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets
     September 30, 2001 (unaudited) and June 30, 2001. . . . . . . . . .   3

   Unaudited Condensed Consolidated Statements of Operations
     For the three months ended September 30, 2001 and 2000. . . . . . .   5

   Unaudited Condensed Consolidated Statements of Cash Flows
     For the three months ended September 30, 2001 and 2000. . . . . . .   6

   Unaudited Condensed Consolidated Statements of Comprehensive Income
     For the three months ended September 30, 2001 and 2000. . . . . . .   7

   Notes to Unaudited Condensed Consolidated Financial Statements. . . .   8

Item 2. Management's Discussion and Analysis of Results of Operation and
        Financial Condition. . . . . . . . . . . . . . . . . . . . . . .  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . .  14


PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
---------------------------------------------------------------------------------

                                                          SEPTEMBER 30   JUNE 30
                                                              2001         2001
                                                          (UNAUDITED)        *
ASSETS
 CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . . . . .  $      59,071  $ 80,336
    Accounts receivable, net of allowance for doubtful
       accounts of $457. . . . . . . . . . . . . . . . .         20,289    23,388
    Gas in storage, at average cost. . . . . . . . . . .            291     1,069
    Deferred income tax asset. . . . . . . . . . . . . .          7,467     7,467
    Prepaid and other current assets . . . . . . . . . .          6,405     6,369
                                                          -------------  --------
       Total current assets. . . . . . . . . . . . . . .         93,523   118,629
                                                          -------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $105,946 and $102,223.        249,564   248,659
                                                          -------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $3,171 and $2,987 . . . . . . . .          4,169     4,353
    Notes receivable . . . . . . . . . . . . . . . . . .          1,895     1,867
    Other. . . . . . . . . . . . . . . . . . . . . . . .          7,645     7,024
                                                          -------------  --------
       Total other assets. . . . . . . . . . . . . . . .         13,709    13,244
                                                          -------------  --------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .  $     356,796  $380,532
                                                          =============  ========

 *   Condensed  from  audited  consolidated  financial  statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
--------------------------------------------------------------------------------------

                                                               SEPTEMBER 30    JUNE 30
                                                                   2001         2001
                                                               (UNAUDITED)       *
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $      19,901   $ 18,979
    Current portion of long-term debt. . . . . . . . . . . .            152        151
    Funds held for future distribution . . . . . . . . . . .         11,010     14,666
    Other taxes payable. . . . . . . . . . . . . . . . . . .          7,515      7,860
    Other current liabilities. . . . . . . . . . . . . . . .          6,897     23,932
                                                              --------------  ---------
       Total current liabilities . . . . . . . . . . . . . .         45,475     65,588

 LONG-TERM OBLIGATIONS
    Long-term debt . . . . . . . . . . . . . . . . . . . . .        198,864    198,902
    Gas delivery obligation and deferred revenue . . . . . .         11,198     11,321
    Deferred income tax liability. . . . . . . . . . . . . .         29,888     29,888
    Other long-term obligation . . . . . . . . . . . . . . .          9,662     10,007
                                                              --------------  ---------
       Total liabilities . . . . . . . . . . . . . . . . . .        295,087    315,706
                                                              --------------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,000 shares issued . . . . . . . . . .            730        730
    Class A stock, no par value; 100,000 shares authorized;
       36,000 shares issued. . . . . . . . . . . . . . . . .          3,732      3,732
    Additional paid in capital . . . . . . . . . . . . . . .          5,503      5,503
    Retained earnings. . . . . . . . . . . . . . . . . . . .         61,873     63,653
    Treasury stock and notes receivable arising from the
       issuance of common stock. . . . . . . . . . . . . . .         (9,503)    (9,293)
    Accumulated comprehensive income (loss). . . . . . . . .           (626)       501
                                                              --------------  ---------
       Total stockholders' equity. . . . . . . . . . . . . .         61,709     64,826
                                                              --------------  ---------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     356,796   $380,532
                                                              ==============  =========

 *   Condensed  from  audited  consolidated  financial  statements.

 The  accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
------------------------------------------------------------------------------

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30
                                                              2001      2000
 REVENUES:
    Gas marketing and pipeline sales . . . . . . . . . . .  $10,479   $17,607
    Oil and gas sales. . . . . . . . . . . . . . . . . . .   11,510     7,720
    Well operations and service revenues . . . . . . . . .    1,405     1,382
    Other revenue. . . . . . . . . . . . . . . . . . . . .                374
                                                            --------  --------
                                                             23,394    27,083
                                                            --------  --------
 COST AND EXPENSES:
    Gas marketing and pipeline cost. . . . . . . . . . . .   10,040    16,886
    Field operating expenses . . . . . . . . . . . . . . .    2,509     2,003
    General and administrative . . . . . . . . . . . . . .    3,524     2,529
    Taxes, other than income . . . . . . . . . . . . . . .      522       607
    Depletion and depreciation, oil and gas related. . . .    3,331     2,072
    Depreciation of pipelines and equipment. . . . . . . .      746       661
    Exploration and impairment . . . . . . . . . . . . . .      779       852
                                                            --------  --------
                                                             21,451    25,610
                                                            --------  --------
    Income from operations . . . . . . . . . . . . . . . .    1,943     1,473
                                                            --------  --------
 OTHER (INCOME) EXPENSE
    Interest expense . . . . . . . . . . . . . . . . . . .    4,986     5,373
    Interest income and other. . . . . . . . . . . . . . .     (779)     (998)
                                                            --------  --------
 Loss from continuing operations before income taxes . . .   (2,264)   (2,902)
 Income tax benefit. . . . . . . . . . . . . . . . . . . .     (747)   (1,055)
                                                            --------  --------
 Loss from continuing operations . . . . . . . . . . . . .   (1,517)   (1,847)
                                                            --------  --------
 Disposal of utility operations:
    Loss from utility operations, net of income tax. . . .             (1,949)
    Gain on sale of utility operations, net of income tax.             86,457
                                                            --------  --------
    Net income from disposal of utility operations . . . .        -    84,508

 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .  $(1,517)  $82,661
                                                            ========  ========

 Basic and diluted earnings per common share:
    Loss from continuing operations. . . . . . . . . . . .  $ (2.30)  $ (2.77)
    Income from disposed utility operations. . . . . . . .             126.70
                                                            --------  --------
    Net income (loss). . . . . . . . . . . . . . . . . . .  $ (2.30)  $123.93
                                                            ========  ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                      2001       2000
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .  $ (1,517)  $ (1,847)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . . .     4,260      3,039
       Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       614        695
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,037)      (341)
                                                                                    ---------  ---------
                                                                                       2,320      1,546
    Changes in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,059       (289)
       Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       682         35
       Prepaid and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .      (313)      (543)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       396      3,077
       Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (739)    (1,332)
       Funds held for future distributions . . . . . . . . . . . . . . . . . . . .    (3,656)        34
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,358)    (2,268)
                                                                                    ---------  ---------
       Net cash provided (used) by operating activities from continuing operations   (14,609)       260
       Net cash used by operating activities from disposed operations. . . . . . .               (5,687)
                                                                                    ---------  ---------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . . .   (14,609)    (5,427)
                                                                                    ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . . .    (5,549)    (7,529)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .       116        589
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . . .      (711)    (2,860)
                                                                                    ---------  ---------
       Net cash used by investing activities from continuing operations. . . . . .    (6,144)    (9,800)
       Net cash provided by investing activities from disposed operations. . . . .              221,876
                                                                                    ---------  ---------
       Net cash provided (used) by investing activities. . . . . . . . . . . . . .    (6,144)   212,076
                                                                                    ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                7,000
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . . .       (37)   (19,889)
    Principal payment on short-term borrowing. . . . . . . . . . . . . . . . . . .               (2,000)
    Purchase of treasury stock and other financing activities. . . . . . . . . . .      (210)      (368)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (265)    (3,340)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   55
                                                                                    ---------  ---------
       Net cash used by financing activities from continuing operations. . . . . .      (512)   (18,542)
       Net cash provided by financing activities from disposed operations. . . . .                6,540
                                                                                    ---------  ---------
       Net cash used by financing activities . . . . . . . . . . . . . . . . . . .      (512)   (12,002)
                                                                                    ---------  ---------
       Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .   (21,265)   194,647
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .    80,336      3,310
                                                                                    ---------  ---------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .  $ 59,071   $197,957
                                                                                    =========  =========

 The  accompanying  notes  are  an  integral  part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                    2001      2000
 Net income (loss) . . . . . . . . . . . . . . .  $(1,517)  $82,661
                                                  --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . .     (722)      320
    Marketable securities:
       Current period change . . . . . . . . . .      (61)       87
    Oil and Gas derivatives:
       Net cumulative effect adjustment. . . . .             (2,153)
       Current period transactions . . . . . . .    1,590    (1,462)
       Reclassification to earnings. . . . . . .   (1,934)      560
                                                  --------  --------
 Other comprehensive income (loss), net of tax .   (1,127)   (2,648)
                                                  --------  --------
 Comprehensive income (loss) . . . . . . . . . .  $(2,644)  $80,013
                                                  ========  ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.     Nature  of  Organization

Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

The Company, through its wholly owned subsidiary Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin states of West Virginia, Pennsylvania, Kentucky and Ohio.

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is engaged in the exploration for and production of oil and natural gas primarily in the Rocky Mountains, Texas and New Zealand.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.


3.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:



                                           Loss      Shares    Per Share
                                       ------------  -------  -----------
Three months ended September 30, 2001
-------------------------------------
   Basic and Diluted. . . . . . . . .  $(1,517,000)  660,438  $    (2.30)
Three months ended September 30, 2000
-------------------------------------
   Basic and Diluted. . . . . . . . .  $(1,847,000)  667,009  $    (2.77)

The effect of outstanding stock options was not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.     Industry  Segments

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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):



                                                       Exploration   Marketing
                                                          and           and
                                                       Production    Pipeline     Other      Consolidated
                                                       ------------  -----------  ---------  ------------
 For the three months ended September 30, 2001
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $     12,915  $   10,479                  $ 23,394
   Intersegment revenues. . . . . . . . . . . . . . .                                                   -
   Depreciation, depletion, amortization. . . . . . .         3,716         228    $   133          4,077
   Impairment and exploratory costs . . . . . . . . .           779                                   779
   Operating profit (loss). . . . . . . . . . . . . .         2,304        (332)       (29)         1,943
   Interest expense . . . . . . . . . . . . . . . . .         5,517      (1,768)     1,237          4,986
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .         7,296         (98)       380          7,578
   Total assets . . . . . . . . . . . . . . . . . . .       151,874      74,165    130,757        356,796
   Capital expenditures . . . . . . . . . . . . . . .         5,260          44        245          5,549
---------------------------------------------------------------------------------------------------------
 For the three months ended September 30, 2000
-----------------------------------------------------
   Sales to unaffiliated customers. . . . . . . . . .  $      8,860  $   17,607                  $ 26,467
   Intersegment revenues. . . . . . . . . . . . . . .           242               $    374            616
   Depreciation, depletion, amortization. . . . . . .         2,396         244         93          2,733
   Impairment and exploratory costs . . . . . . . . .           852                                   852
   Operating profit (loss). . . . . . . . . . . . . .         2,083          32       (642)         1,473
   Interest expense . . . . . . . . . . . . . . . . .            41           1      5,331          5,373
   EBITDAX. . . . . . . . . . . . . . . . . . . . . .         5,308        (220)       967          6,055
   Total assets, net of utility assets held for sale.       119,306      73,863    213,444        406,613
   Capital expenditures . . . . . . . . . . . . . . .         7,319          64        146          7,529

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $3.2 million and $4.3 million as of September 30, 2001 and 2000. Effective June 30, 2001, the Company initiated a new policy, which reallocates certain costs, including interest expense, to the operating segments based on resource utilization.

5.     Derivative  Instruments  and  Hedging  Activities

The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At September 30, 2001, the Company recorded a $2.1 million gain in accumulated other comprehensive income, $4.0 million short term derivative asset, $0.5 million short term derivative liability, $0.1 million long term derivative liability and $1.3 million deferred tax liability. The estimated net amount of the existing gains within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $2.2 million. The Company has partially hedged its exposure to the variability in future cash flows through April 2002.


6.     Contingencies

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

     The following should be read in conjunction with the Company's Financial Statements and notes (including the segment information) at Item 1.

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001  AND  2000
---------------

     The Company recorded a net loss from continuing operations of $1.5 million for the quarter ended September 30, 2001 compared to a net loss of $1.8 million for the same period in 2000. The improvement of $0.3 million is attributed to the net of a $3.7 million decrease in revenue, a $4.1 million decrease in operating expenses, a $0.4 million decrease to interest expense, a $0.2 million decrease in other non-operating income and a $0.3 million decrease in income tax benefits.

REVENUES.  Total  revenues decreased $3.7 million or 13.6% between the quarters.
--------
The net decrease was due to a 40.5% decrease in gas marketing and pipeline sales and a 49.1% increase in oil and gas sales. Well operations and service revenues and other operating revenue remained relatively constant.

     Revenues from gas marketing and pipeline sales decreased $7.1 million from $17.6 million during the period ended September 30, 2000 to $10.5 million in the period ended September 30, 2001. Gas marketing revenue decreased $6.2 million primarily due to a 28% decrease in the average sales price per Mmbtu from $4.53 for the prior period to $3.25 for the current period. A 23% decrease in marketed gas volumes from 3.2 million Mmbtu to 2.4 million Mmbtu for the same period also contributed to the decline. Pipeline revenue decreased $0.9 million primarily due to an 18% decrease in the average sales price per Mmbtu from $4.28 for the quarter ended September 30, 2000 to $3.51 for the quarter ended September 30, 2001. A 9.3% decrease in gas volumes from 0.8 million Mmbtu to 0.7 million Mmbtu for the same period also contributed to the decline.

     Revenues from oil and gas sales increased $3.8 million from $7.7 million for the quarter ended September 30, 2000 to $11.5 million for the quarter ended September 30, 2001. The average Mcf price declined from $4.06 for the prior period to $2.88 for the current period. The Company's net Mcf production increased 601.4 Mmcf, 30.6% between the periods, which was attributed to drilling and acquisitions. The average Bbl price declined from $27.15 for the prior quarter to $22.86 for the current quarter. This price decrease was offset by a 12,779 Bbl, 48.3%, increase in production for the quarter. The net effect of the decrease in prices and increase in production between the periods was a decrease of $0.4 million to oil and gas sales. This decrease was offset by recognized gains on related hedging transactions, which totaled a gain of $3.1 million for the quarter ended September 30, 2001 compared to a loss of $1.1 million for the quarter ended September 30, 2000. The average price per Mcfe, after hedging, was $4.12 and $3.63 for the quarters ended September 30, 2001 and 2000.

COSTS  AND EXPENSES.  The Company's costs and expenses decreased $4.1 million or
-------------------
16.2% between the quarters primarily as a net result of a 40.5% decrease in gas marketing and pipeline costs, a 25.3% increase in field and lease operating expenses, a 39.3% increase in general and administrative expenses and a 49.8% increase in depreciation, depletion and amortization expenses. Taxes other than income and exploration and impairment costs remained relatively constant between the periods.

     Gas marketing and pipeline costs decreased $6.8 million. Gas marketing cost decreased $6.0 million primarily due to a 32% decrease in the average price paid per Mmbtu from $4.41 for the quarter ended September 30, 2000 to $3.01 for the quarter ended September 30, 2001. Also contributing to the decrease was a 22.8% decline in purchased gas volumes from 3.2 million Mmbtu to 2.4 million Mmbtu for the same period. Pipeline costs decreased $0.8 million primarily due to a 20.2% decrease in the average price paid for gas purchased from $3.49 per Mmbtu for the prior period to $2.79 for the current period. Purchased gas volumes also decreased 0.7 Mmbtu, 9.6%, for the same period.

     Field and lease operating expenses increased $0.5 million primarily as the result of an acquisition that occurred during the second quarter of fiscal year 2001.

     General and administrative expenses increased $1.0 million because of higher costs, primarily related to payroll and employee benefits, outside professional fees and information technology costs.

     Depreciation, depletion and amortization expenses increased $1.3 million as a result of the increased production volumes and increased depletion rates.

INTEREST  EXPENSE.  Interest  expense  decreased  $0.4  million  or  7.2%,  when
-----------------
comparing the periods. This is primarily due to eliminating the $19.8 million revolving line of credit and the related fees and deferred financing costs on August 18, 2000.

     INCOME  TAX.  The  provision for income taxes increased $0.3 million due to
     -----------
the  $0.6  million  increase  to  pre-tax  earnings  from  continuing operation.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the quarter ended September 30, 2001, the Company's working capital decreased from $53.0 million at June 30, 2001 to $ 48.0 million. The Company's cash decreased from $80.3 million at June 30, 2001 to $59.1 million at September 30, 2001. The decrease in cash during the quarter was a result of the net use of approximately $23.0 million of cash for various operating and capital expenditure activities of the Company. The activities were primarily comprised of: the net investment of approximately $5.5 million in property, plant and equipment; $0.7 million representing the prepayment of a drilling commitment; $16.3 million payment for the balance of the Cypress assets acquisition recorded as Other Current Liabilities (at June 30, 2001); payments of approximately $0.5 million for the acquisition of treasury stock and dividends. Cash used for the various operating and capital expenditures of the Company was offset by approximately $7.6 million of income before interest charges, taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX") during the quarter.

At September 30, 2001, the Company's principal sources of liquidity consisted of $59.1 million of cash, plus $2 million available under an unsecured short-term credit facility currently in place. At September 30, 2001, no amounts were outstanding or committed under the short-term credit facility.

Certain bondholders of the Company's Senior Subordinated Notes ("Notes") have made inquiries regarding the Company's calculation of the net proceeds from the sale of Mountaineer Gas Company ("Mountaineer"). Specifically, these inquiries have been directed to the Company's calculation of the "taxes paid or payable as a result [of the sale] (after taking into account any available tax credits or deductions and any tax sharing arrangements)". In response to these inquiries, the Company has stated that the taxes paid or payable as a result of the sale are $83.8 million and that such tax calculation does not include any credits, deductions or operating losses unrelated to the sale. Certain bondholders have questioned the Company's interpretation and have asserted that in calculating net proceeds all tax credits available to the Company are to be utilized in determining the taxes paid or payable as a result of the sale. It is the Company's position that tax credits or losses that are unrelated to the sale of Mountaineer are to be excluded in the calculation of the net proceeds of such sale.

The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations and interest expense. During the quarter ended September 30, 2001, EBITDAX totaled $7.6 million compared to $6.1 million for the comparative prior period. The increase of $1.5 million, an increase of 25%, resulted primarily from increased revenues. In addition, management anticipates that in light of lower product prices, EBITDAX for fiscal year 2002 will be approximately $30 million. EBITDAX for fiscal years 2001, 2000 and 1999 was $33.2 million, $3.6 million and $10.4 million respectively. However, management estimates that capital expenditures for fiscal year 2002 will total approximately $41 million and interest expense will total approximately $19.2 million. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2002 projected interest charges and capital expenditures program, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances and working capital, permitted borrowings and the divestment of non-core assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

The Company believes that its existing capital resources, its mitigating management efforts and its expected fiscal year 2002 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.

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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 28.5% of its natural gas production through April 2002. If gas prices changed by 10%, it would have an impact of approximately $0.3 million.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company has filed a lawsuit against Oracle Corporation seeking judgment for approximately $5.4 million together with prejudgment interest and costs. Oracle has answered the complaint and has substantially denied all of the Company's allegations and filed a counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services. The case is in its early stages and the Company intends to aggressively prosecute its case against Oracle as well as defend against the counterclaims of Oracle.

The Company, along with various other Appalachian Basin producers filed suit against MarkWest Hydrocarbon, Inc. seeking a preliminary injunction, permanent injunction, declaratory judgment and damages. MarkWest has answered and denied substantially all of the allegations of the producers and has filed a counterclaim against the producers alleging various causes of action. On August 13, 2001 the Court in its Opinion Order, stated in part "The Plaintiffs (including the Company) are likely to prevail on the merits of their claim for a breach of contract". The case is still in its early stages and the Company and the producers intend to aggressively prosecute its case against MarkWest as well as defend against the counterclaims of MarkWest.

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

None


ITEM  5.  OTHER  INFORMATION

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of November, 2001.



                                                ENERGY  CORPORATION  OF  AMERICA




                                             By:     /s/John  Mork
                                                  ------------------------------
                                                  John  Mork
                                                  Chief  Executive  Officer
                                                  and  Director




                                             By:     /s/Joseph  E.  Casabona
                                                   -----------------------------
                                                   Joseph  E.  Casabona
                                                   Executive  Vice  President

                                       -16