Form 10-Q
period 2001-12-31
ENERGY CORP OF AMERICA
filed 2002-02-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X    No ____
                                   ------


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
December  31,  2001  was  630,118  shares.


                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                         PAGES
PART  I  FINANCIAL  INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   December 31, 2001 (unaudited) and June 30, 2001 . . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three and six months ended December 31, 2001 and 2000 . . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the six months ended December 31, 2001 and 2000 . . . . . . . . .   6

Unaudited Condensed Consolidated Statements of Comprehensive Income
   For the three and six months ended December 31, 2001 and 2000 . . . .   7

Notes to Unaudited Condensed Consolidated Financial Statements . . . . .   8

Item 2. Management's Discussion and Analysis of Results of Operation and

Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . .  17


PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  18

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  18

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  19

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
---------------------------------------------------------------------------------------

                                                                 DECEMBER 31   JUNE 30
                                                                     2001        2001
                                                                 (UNAUDITED)      *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     42,032  $ 80,336
    Accounts receivable, net of allowance for doubtful
       accounts of $442 and $457. . . . . . . . . . . . . . . .        19,209    23,388
    Gas in storage, at average cost . . . . . . . . . . . . . .           271     1,069
    Deferred income tax asset . . . . . . . . . . . . . . . . .         7,467     7,467
    Prepaid and other current assets. . . . . . . . . . . . . .         4,249     6,369
                                                                 ------------  --------
       Total current assets . . . . . . . . . . . . . . . . . .        73,228   118,629
                                                                 ------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $109,388 and $102,223 . . . .       255,815   248,659
                                                                 ------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $3,355 and $2,987. . . . . . . . . . . .         3,985     4,353
    Notes receivable. . . . . . . . . . . . . . . . . . . . . .         1,845     1,867
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,018     7,024
                                                                 ------------  --------
       Total other assets . . . . . . . . . . . . . . . . . . .        12,848    13,244
                                                                 ------------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    341,891  $380,532
                                                                 ============  ========

 *   Condensed from audited consolidated financial statements.

 The  accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
-----------------------------------------------------------------------------------------

                                                                 DECEMBER 31     JUNE 30
                                                                    2001          2001
                                                                 (UNAUDITED)       *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $     13,705   $ 18,979
    Current portion of long-term debt . . . . . . . . . . . . .           153        151
    Funds held for future distribution. . . . . . . . . . . . .         9,184     14,666
    Other taxes payable . . . . . . . . . . . . . . . . . . . .         7,460      7,860
    Other current liabilities . . . . . . . . . . . . . . . . .         6,552     23,932
                                                                 -------------  ---------
       Total current liabilities. . . . . . . . . . . . . . . .        37,054     65,588

 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . .       198,826    198,902
    Gas delivery obligation and deferred revenue. . . . . . . .         9,115     11,321
    Deferred income tax liability . . . . . . . . . . . . . . .        29,888     29,888
    Other long-term obligation. . . . . . . . . . . . . . . . .         9,314     10,007
                                                                 -------------  ---------
       Total liabilities. . . . . . . . . . . . . . . . . . . .       284,197    315,706
                                                                 -------------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued. . . . . . . . . . . .           730        730
    Class A stock, no par value; 100,000 shares authorized;
       39,469 and 36,067 shares issued. . . . . . . . . . . . .         4,218      3,732
    Additional paid in capital. . . . . . . . . . . . . . . . .         5,503      5,503
    Retained earnings . . . . . . . . . . . . . . . . . . . . .        59,523     63,653
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . . . .        (9,985)    (9,293)
    Accumulated comprehensive income (loss) . . . . . . . . . .        (2,295)       501
                                                                 -------------  ---------
       Total stockholders' equity . . . . . . . . . . . . . . .        57,694     64,826
                                                                 -------------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    341,891   $380,532
                                                                 =============  =========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes  are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
--------------------------------------------------------------------------------------------------

                                                              FOR THE THREE        FOR THE SIX
                                                               MONTHS ENDED         MONTHS ENDED
                                                               DECEMBER 31          DECEMBER 31
                                                               2001      2000      2001      2000
 REVENUES:
    Gas marketing and pipeline sales . . . . . . . . . . .  $10,051   $21,581   $20,530   $39,188
    Oil and gas sales. . . . . . . . . . . . . . . . . . .    9,788     8,488    21,298    16,207
    Well operations and service revenues . . . . . . . . .    1,318     1,282     2,723     2,664
    Other revenue. . . . . . . . . . . . . . . . . . . . .                547                 921
                                                            --------  --------  --------  --------
                                                             21,157    31,898    44,551    58,980
                                                            --------  --------  --------  --------
 COST AND EXPENSES:
    Gas marketing and pipeline cost. . . . . . . . . . . .    9,107    20,185    19,148    37,071
    Field operating expenses . . . . . . . . . . . . . . .    2,616     1,963     5,124     3,966
    General and administrative . . . . . . . . . . . . . .    3,503     3,131     7,027     5,659
    Taxes, other than income . . . . . . . . . . . . . . .      380       821       902     1,428
    Depletion and depreciation, oil and gas related. . . .    3,148     1,965     6,479     4,037
    Depreciation of pipelines and equipment. . . . . . . .      673       685     1,419     1,346
    Exploration and impairment . . . . . . . . . . . . . .      611     1,785     1,389     2,637
                                                            --------  --------  --------  --------
                                                             20,038    30,535    41,488    56,144
                                                            --------  --------  --------  --------
    Income from operations . . . . . . . . . . . . . . . .    1,119     1,363     3,063     2,836
 OTHER (INCOME) EXPENSE
    Interest expense . . . . . . . . . . . . . . . . . . .    4,940     4,951     9,927    10,324
    Interest income and other. . . . . . . . . . . . . . .     (658)   (3,405)   (1,437)   (4,402)
                                                            --------  --------  --------  --------
 Loss from continuing operations before income taxes . . .   (3,163)     (183)   (5,427)   (3,086)
 Income tax expense (benefit). . . . . . . . . . . . . . .   (1,077)       67    (1,824)     (988)
                                                            --------  --------  --------  --------
 Loss from continuing operations . . . . . . . . . . . . .   (2,086)     (250)   (3,603)   (2,098)
                                                            --------  --------  --------  --------
 Disposal of utility operations:
    Loss from utility operations, net of income tax. . . .             (1,067)             (1,949)
    Gain on sale of utility operations, net of income tax.                                 85,390
                                                            --------  --------  --------  --------
    Net income from disposal of utility operations . . . .        -    (1,067)        -    83,441
 Extraordinary gain on extinguishment of debt, net of tax.        -       378         -       378
                                                            --------  --------  --------  --------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .  $(2,086)  $  (939)  $(3,603)  $81,721
                                                            ========  ========  ========  ========

 Basic and diluted earnings per common share:
    Loss from continuing operations. . . . . . . . . . . .  $ (3.16)  $ (0.38)  $ (5.46)  $ (3.15)
    Income from disposed utility operations. . . . . . . .              (1.60)             125.26
    Extraordinary gain on extinguishment of debt . . . . .               0.57                0.57
                                                            --------  --------  --------  --------
    Net income (loss). . . . . . . . . . . . . . . . . . .  $ (3.16)  $ (1.41)  $ (5.46)  $122.68
                                                            ========  ========  ========  ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                                   FOR THE SIX MONTHS
                                                                                    ENDED DECEMBER 31
                                                                                     2001       2000
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations . . . . . . . . . . . . . . . . . . . .  $ (3,603)  $ (2,098)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depletion, depreciation and amortization . . . . . . . . . . . . . . . .     8,266      5,873
       Impairment expense . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,003      2,394
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (884)      (461)
                                                                                 ---------  ---------
                                                                                    4,782      5,708
    Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,194     (5,703)
       Gas in storage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       702       (114)
       Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . .      (786)      (825)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,669)       418
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,822)    (4,668)
       Funds held for future distributions. . . . . . . . . . . . . . . . . . .    (5,482)     1,425
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,134)    (2,526)
                                                                                 ---------  ---------
       Net cash used by operating activities from continuing operations . . . .   (21,215)    (6,285)
       Net cash used by operating activities from disposed operations . .            . . .   (25,751)
                                                                                 ---------  ---------
       Net cash used by operating activities. . . . . . . . . . . . . . . . . .   (21,215)   (32,036)
                                                                                 ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . . . . . . . . . . . .   (15,961)   (71,694)
    Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . .       307        680
    Notes receivable and other. . . . . . . . . . . . . . . . . . . . . . . . .      (150)    (4,351)
                                                                                 ---------  ---------
       Net cash used by investing activities from continuing operations . . . .   (15,804)   (75,365)
       Net cash provided by investing activities from disposed operations . . .              224,765
                                                                                 ---------  ---------
       Net cash provided (used) by investing activities . . . . . . . . . . . .   (15,804)   149,400
                                                                                 ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . .                7,825
    Principal payment on long-term debt . . . . . . . . . . . . . . . . . . . .       (75)   (21,776)
    Principal payment on short-term borrowing . . . . . . . . . . . . . . . . .               (2,000)
    Purchase of treasury stock and other financing activities . . . . . . . . .      (682)       (86)
    Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (528)    (3,340)
                                                                                 ---------  ---------
       Net cash used by financing activities from continuing operations . . . .    (1,285)   (19,377)
       Net cash provided by financing activities from disposed operations . . .                6,539
                                                                                 ---------  ---------
       Net cash used by financing activities. . . . . . . . . . . . . . . . . .    (1,285)   (12,838)
                                                                                 ---------  ---------
       Net increase (decrease) in cash and cash equivalents . . . . . . . . . .   (38,304)   104,526
       Cash and cash equivalents, beginning of period . . . . . . . . . . . . .    80,336      3,310
                                                                                 ---------  ---------
 Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .  $ 42,032   $107,836
                                                                                 =========  =========

 The  accompanying  notes  are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     DECEMBER 31          DECEMBER 31
                                                      2001     2000       2001     2000
 Net income (loss) . . . . . . . . . . . . . . .  $(2,086)  $  (939)  $(3,603)  $81,721
                                                  --------  --------  --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . .     (219)    1,135      (941)    1,579
    Marketable securities:
       Current period change . . . . . . . . . .       59         3        (2)       91
    Oil and Gas derivatives:
       Net cumulative effect adjustment. . . . .                                 (2,153)
       Current period transactions . . . . . . .       32    (8,099)    1,622    (9,562)
       Reclassification to earnings. . . . . . .   (1,541)    1,189    (3,475)    1,749
                                                  --------  --------  --------  --------
 Other comprehensive loss, net of tax. . . . . .   (1,669)   (5,772)   (2,796)   (8,296)
                                                  --------  --------  --------  --------
 Comprehensive income (loss) . . . . . . . . . .  $(3,755)  $(6,711)  $(6,399)  $73,425
                                                  ========  ========  ========  ========


The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

In August 2000, the Company sold its wholly owned regulated gas distribution utility, Mountaineer Gas Company. The financial statements exclude the operating results of this segment from continuing operations and for accounting purposes classify such as discontinued operations.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:


                                      Loss          Shares   Per Share
                                      ------------  -------  -----------
Three months ended December 31, 2001
------------------------------------
   Basic and Diluted . . . . . . . .  $(2,086,000)  659,615  $    (3.16)
Six months ended December 31, 2001
------------------------------------
   Basic and Diluted . . . . . . . .  $(3,603,000)  659,682  $    (5.46)
Three months ended December 31, 2000
------------------------------------
   Basic and Diluted . . . . . . . .  $  (250,000)  665,424  $    (0.38)
Six months ended December 31, 2000
------------------------------------
   Basic and Diluted . . . . . . . .  $(2,098,000)  666,164  $    (3.15)


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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                              Exploration   Marketing
                                                 and           and
                                              Production    Pipeline     Other      Consolidated
                                              ------------  -----------  ---------  -------------
 For the six months ended December 31, 2001
--------------------------------------------
   Sales to unaffiliated customers . . . . .  $     24,021  $   20,530                   $ 44,551
   Depreciation, depletion, amortization . .         7,183         442        273           7,898
   Impairment and exploratory costs. . . . .         1,389                                  1,389
   Operating profit (loss) . . . . . . . . .         3,259        (170)       (26)          3,063
   Interest expense. . . . . . . . . . . . .        11,303      (3,675)     2,299           9,927
   EBITDAX . . . . . . . . . . . . . . . . .        12,891         324        572          13,787
   Total assets. . . . . . . . . . . . . . .       154,545      74,652    112,694         341,891
   Capital expenditures. . . . . . . . . . .        15,439          51        471          15,961
-------------------------------------------------------------------------------------------------
 For the six months ended December 31, 2000
--------------------------------------------
   Sales to unaffiliated customers . . . . .  $     18,872  $   39,188   $    920   $      58,980
   Depreciation, depletion, amortization . .         4,690         487        206           5,383
   Impairment and exploratory costs. . . . .         2,637                                  2,637
   Operating profit (loss) . . . . . . . . .         3,420         755     (1,339)          2,836
   Interest expense. . . . . . . . . . . . .            41           1     10,282          10,324
   EBITDAX . . . . . . . . . . . . . . . . .        10,945         758      3,555          15,258
   Total assets. . . . . . . . . . . . . . .       127,087      76,722    181,426         385,235
   Capital expenditures. . . . . . . . . . .        68,868         625      2,201          71,694

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $5.2 million as of December 31, 2001 and 2000. Effective July 1, 2000, the Company initiated a new policy, which reallocates certain costs, including interest expense, to the operating segments based on resource utilization.


5.     Derivative  Instruments  and  Hedging  Activities

The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At December 31, 2001, the Company recorded a $0.6 million gain in accumulated other comprehensive income, $1.4 million short term derivative asset, $0.4 million short term derivative liability and $0.4 million deferred tax liability. The estimated net amount of the existing gains within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $0.6 million. The Company has partially hedged its exposure to the variability in future cash flows through April 2002.

The Company entered into a natural gas sales contract with Allegheny Power Company to supply 5,500 Mmbtu per day beginning December 2001 and continuing through October 2004. The Company will receive a Henry Hub NYMEX base price plus an Appalachian Basis adjustment with a collar between $2.75 and $4.85 per Mmbtu.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
AND  2000
---------

     The Company recorded a net loss from continuing operations of $2.1 million for the quarter ended December 31, 2001 compared to a net loss of $0.3 million for the same period in 2000. The decrease in income of $1.8 million is attributed to the net of a $10.7 million decrease in revenue, a $10.5 million decrease in operating expenses, a $2.7 million decrease in other non-operating income and a $1.1 million increase in income tax benefits.

REVENUES. Total revenues decreased $10.7  million or 33.7% between the quarters.
--------
The net decrease was due to a 53.4% decrease in gas marketing and pipeline sales, a 15.3% increase in oil and gas sales and a 100% decrease in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales decreased $11.5 million from $21.6 million during the period ended December 31, 2000 to $10.1 million in the period ended December 31, 2001. Gas marketing revenue decreased $9.8 million primarily due to a 52% decrease in the average sales price per Mmbtu from $5.85 for the prior period to $2.82 for the current period. An 8% decrease in marketed gas volumes from 2.9 million Mmbtu to 2.7 million Mmbtu for the same period also contributed to the decline. For the total gas marketing revenue decline, $9.1 million is attributed to the price decrease and $0.7 million to the volume decrease. Pipeline revenue decreased $1.7 million primarily due to a 41% decrease in the average sales price per Mmbtu from $4.91 for the quarter ended December 31, 2000 to $2.92 for the quarter ended December 31, 2001, attributing $1.6 million to the total decrease. A 7% decrease in gas volumes from 0.8 million Mmbtu to 0.7 million Mmbtu for the same period also contributed to the decline.

     Revenues from oil and gas sales increased $1.3 million from $8.5 million for the quarter ended December 31, 2000 to $9.8 million for the quarter ended December 31, 2001. The average Mcf price declined from $5.17 for the prior period to $2.50 for the current period. The Company's net Mcf production increased 608.3 Mmcf, 31.7% between the periods, which was attributed to drilling and acquisitions. The average Bbl price declined from $26.62 for the prior quarter to $18.70 for the current quarter. This price decrease was offset by a 1,842 Bbl, 6.45%, increase in production for the quarter. The net effect of the decrease in prices and increase in production between the periods was a decrease of $3.6 million to oil and gas sales. This decrease was offset by recognized gains on related hedging transactions, which totaled a gain of $2.7 million for the quarter ended December 31, 2001 compared to a loss of $2.2 million for the quarter ended December 31, 2000. The average price per Mcfe, after hedging, was $3.58 and $4.02 for the quarters ended December 31, 2001 and 2000.

     Other operating revenue decreased from $0.5 million for the quarter ended December 31, 2000 to zero for the current quarter. The revenue in the prior quarter was attributed to a management contract whereby the Company provided certain services, which terminated March 31, 2001.

COSTS AND EXPENSES.  The Company's costs and expenses decreased $10.5 million or
------------------
34.4% between the quarters primarily as a net result of a 54.9% decrease in gas marketing and pipeline costs, a 33.3% increase in field and lease operating expenses, a 60.2% increase in oil and gas related depreciation, depletion and amortization expenses and a 65.8% decreased in exploration and impairment costs. Taxes other than income and general and administrative expenses remained relatively constant between the periods.

   Gas marketing and pipeline costs decreased $11.1 million. Gas marketing cost decreased $9.1 million primarily due to a 52% decrease in the average price paid per Mmbtu from $5.49 for the quarter ended December 31, 2000 to $2.66 for the quarter ended December 31, 2001. Also contributing to the decrease was a 7% decline in purchased gas volumes from 2.9 million Mmbtu to 2.7 million Mmbtu for the same period. Pipeline costs decreased $2.0 million primarily due to a 47% decrease in the average price paid for gas purchased from $4.65 per Mmbtu for the prior period to $2.66 for the current period. Purchased gas volumes also decreased 0.07 Mmbtu, 9%, for the same period.

     Field and lease operating expenses increased $0.7 million primarily as the result of an acquisition that occurred during the second quarter of fiscal year 2001, an increase in Texas activity and increased payroll expenses.

 Oil and gas related depreciation, depletion and amortization expenses increased $1.2 million as a result of the increased production volumes and increased depletion rates.

 Exploration and impairment expenses decreased $1.2 million primarily due to dry hole costs incurred during the prior quarter.

     INCOME TAX.  The benefit for income taxes increased $1.1 million due to the
     ----------
$3.0  million  increased  loss  from  continuing  operation.


COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
AND  2000
---------

     The Company recorded a net loss from continuing operations of $3.6 million for the six month period ended December 31, 2001 compared to a net loss of $2.1 million for the same period in 2000. The decrease in income of $1.5 million is attributed to the net of a $14.4 million decrease in revenue, a $14.7 million decrease in operating expenses, a $0.4 million decrease to interest expense, a $3.0 million decrease in other non-operating income and a $0.8 million increase in income tax benefits.

REVENUES.  Total  revenues decreased $14.4 million or 24.5% between the periods.
--------
The net decrease was due to a 47.6% decrease in gas marketing and pipeline sales, a 31.4% increase in oil and gas sales and a 100% decrease in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales decreased $18.7 million from $39.2 million during the period ended December 31, 2000 to $20.5 million in the period ended December 31, 2001. Gas marketing revenue decreased $16.0 million primarily due to a 42% decrease in the average sales price per Mmbtu from $5.18 for the prior period to $3.02 for the current period. A 15% decrease in marketed gas volumes from 6.1 million Mmbtu to 5.2 million Mmbtu for the same period also contributed to the decline. For the total gas marketing revenue decline, $13.2 million is attributed to the price decrease and $2.8 million to the volume decrease. Pipeline revenue decreased $2.7 million primarily due to a 31% decrease in the average sales price per Mmbtu from $4.45 for the period ended December 31, 2000 to $3.08 for the period ended December 31, 2001. An 8% decrease in gas volumes from 1.6 million Mmbtu to 1.5 million Mmbtu for the same period also contributed to the decline.

   Revenues from oil and gas sales increased $5.1 million from $16.2 million for the period ended December 31, 2000 to $21.3 million for the period ended December 31, 2001. The average Mcf price declined from $4.61 for the prior period to $2.69 for the current period. The Company's net Mcf production increased 1,209.7 Mmcf, 31.0% between the periods, which was attributed to drilling and acquisitions. The average Bbl price declined from $26.87 for the prior period to $21.04 for the current period. This price decrease was offset by a 14,621 Bbl, 26.6%, increase in production for the period. The net effect of the decrease in prices and increase in production between the periods was a decrease of $4.0 million to oil and gas sales. This decrease was offset by recognized gains on related hedging transactions, which totaled a gain of $5.8 million for the period ended December 31, 2001 compared to a loss of $3.3 million for the period ended December 31, 2000. The average price per Mcfe, after hedging, was $4.90 and $3.05 for the periods ended December 31, 2001 and 2000.

     Other operating revenue decreased from $0.9 million for the period ended December 31, 2000 to zero for the current period. The revenue in the prior period was attributed to a management contract whereby the Company provided certain services, which terminated March 31, 2001.

COSTS AND EXPENSES.  The Company's costs and expenses decreased $14.7 million or
------------------
26.1% between the periods primarily as a net result of a 48.4% decrease in gas marketing and pipeline costs, a 29.2% increase in field and lease operating expenses, a 24.2% increase in general and administrative expenses, a 36.8% decrease in taxes other than income, a 60.5% increase in oil and gas related depreciation, depletion and amortization expenses and a 47.3% decrease in exploration and impairment costs.

   Gas marketing and pipeline costs decreased $17.9 million. Gas marketing cost decreased $15.1 million primarily due to a 41% decrease in the average price paid per Mmbtu from $4.95 for the period ended December 31, 2000 to $2.93 for the period ended December 31, 2001. Also contributing to the decrease was a 15% decline in purchased gas volumes from 6.1 million Mmbtu to 5.2 million Mmbtu for the same period. Pipeline costs decreased $2.8 million primarily due to a 35% decrease in the average price paid for gas purchased from $4.05 per Mmbtu for the prior period to $2.62 for the current period. Purchased gas volumes also decreased 0.1 million Mmbtu, 9%, for the same period.

     Field and lease operating expenses increased $1.2 million primarily as the result of an acquisition that occurred during the second quarter of fiscal year 2001, increased Texas activity and other increased expenses, such as payroll costs and flood damages.

   General and administrative expenses increased $1.4 million because of higher costs, primarily related to payroll and employee benefits, outside professional fees, information technology costs and increased Texas activity.

   Taxes other than income decreased $0.5 million primarily due to decreased oil and gas prices. Production taxes are based on wellhead prices and are not affected by hedging activity.

 Oil and gas related depreciation, depletion and amortization expenses increased $2.4 million as a result of the increased production volumes and increased depletion rates.

     INTEREST  EXPENSE. Interest expense  decreased $0.4  million or 3.9%,  when
     -----------------
comparing the periods. This is primarily due to eliminating the $19.8 million revolving line of credit and the related fees and deferred financing costs on August 18, 2000.

     INCOME TAX.  The benefit for income taxes increased $0.8 million due to the
     ----------
$2.3  million  increased  loss  from  continuing  operation.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the quarter ended December 31, 2001, the Company's working capital decreased from $48.1 million at September 30, 2001 to $36.2 million. The
Company's cash decreased from $59.1 million at September 30, 2001 to $42.0 million at December 31, 2001. The decrease in cash during the quarter was a result of the net use of approximately $17.1 million of cash for various operating and capital expenditure activities of the Company. The activities were primarily comprised of: the net investment of approximately $10.4 million in property, plant and equipment; payments of approximately $0.7 million for the acquisition of treasury stock and dividends; and the use of approximately $6.0 million of cash by operations during the quarter. Cash used for the various operating and capital expenditures of the Company was offset by approximately $6.2 million of income before interest charges, taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX") during the quarter.

  At December 31, 2001, the Company's principal source of liquidity consisted of $42.0 million of cash. The $2 million potentially available under an unsecured short-term credit facility currently in place could not be utilized at December 31, 2001 due to the Notice of Default discussed below. At December 31, 2001, no amounts were outstanding or committed under the short-term credit facility.

    During the quarter, certain bondholders of the Company's Senior Subordinated Notes ("Notes") made inquiries regarding the Company's calculation of the Net Proceeds from the sale of Mountaineer Gas Company ("Mountaineer"). Specifically, these inquiries were directed to the Company's calculation of the "taxes paid or payable as a result [of the sale] (after taking into account any available tax credits or deductions and any tax sharing arrangements)". In response to these inquiries, the Company stated that the taxes paid or payable as a result of the sale are $83.8 million and that such tax calculation does not include any credits, deductions or operating losses unrelated to the sale. Certain bondholders questioned the Company's interpretation and asserted that in calculating Net Proceeds all tax credits available to the Company are to be utilized in determining the taxes paid or payable as a result of the sale. It is the Company's position that tax credits or losses that are unrelated to the sale of Mountaineer are to be excluded in the calculation of the Net Proceeds of such sale.

     On December 27, 2001, the Company received a Notice of Default from certain bondholders, who state that they represented more than 50% of the Notes, alleging that the Company had failed to make an Asset Sale Offer for the Notes consistent with the terms of the Indenture. The bondholders advised the Company that an Event of Default would arise under the Indenture if the alleged non-compliance was not remedied within 30 days of the Notice of Default. The bondholders expressly cited and reserved their rights under the Indenture to accelerate immediately payment of all principal and other amounts due under the Notes if the alleged failure to comply with the Indenture was not remedied within the 30 days. The Company believes it has fully complied with the terms of the Indenture.

     On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court of the Southern District of West Virginia against the holders of the Notes who issued the Notice of Default, asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court issued an order granting the Company's motion for partial summary judgment. The Court agreed with the Company's position that in the calculation of taxes paid or payable as a component of Net Proceeds from an Asset Sale, only credits, deductions and arrangements resulting from that asset sale need to be considered. The matter remains pending.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations and interest expense. Management anticipates that in light of continued lower product prices, EBITDAX for fiscal year 2002 will be approximately $30 million. EBITDAX for fiscal years 2001, 2000 and 1999 was $33.2 million, $3.6 million and $10.4 million respectively. However, management estimates that capital expenditures for fiscal year 2002 will total approximately $35 million and interest expense will total approximately $19.2 million. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2002 projected interest charges and capital expenditures program, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances and working capital, permitted borrowings and the divestment of non-core assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 18.3% of its natural gas production through April 2002.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As previously disclosed the Company has filed a lawsuit against Oracle Corporation seeking judgment for approximately $5.4 million together with prejudgment interest and costs. Oracle has answered the complaint and has substantially denied all of the Company's allegations and filed a counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services. The case is in its early stages and the Company intends to aggressively prosecute its case against Oracle as well as defend against the counterclaims of Oracle.

    The Company, along with various other Appalachian Basin producers have filed suit against MarkWest Hydrocarbon, Inc. seeking a preliminary injunction, permanent injunction, declaratory judgment and damages. MarkWest has answered and denied substantially all of the allegations of the producers and has filed a counterclaim against the producers alleging various causes of action. On August 13, 2001 the Court in its Opinion Order, stated in part "The Plaintiffs (including the Company) are likely to prevail on the merits of their claim for a breach of contract". The Company and the producers intend to aggressively prosecute its case against MarkWest as well as defend against the counterclaims of MarkWest.

   As previously disclosed in the Company's Form 8-K filed on December 31, 2001, certain holders of the Company's $200 million 9-1/2% Senior Subordinate Notes due 2007 (the "Notes") gave a Notice of Default on December 27, 2001. The Company fully believed that it had complied with the terms of the Indenture and filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (Civil Action No.3:01-1317) against the holders of the Notes who issued the Notice of Default. The Company asked the Court to confirm the proper calculation of the Net Proceeds for an Asset Sale under the Indenture. The Company filed a Motion for Partial Summary Judgment and the bondholders filed a Motion to Dismiss. The Court established an expedited schedule and heard oral argument from both parties on January 23, 2002. On January 25, 2002, the Court issued an Order granting the Company's Motion for Partial Summary Judgment and denying the bondholder's Motion to Dismiss. The Court approved the Company's methodology in calculating Net
Proceeds  under  the  terms  of  the  Indenture.  The  matter  remains  pending.

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

None


ITEM  5.  OTHER  INFORMATION

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     None

b)     Reports  on  Form  8-K

The Company filed a report on Form 8-K, Item 5, filed December 31, 2001 reporting the Notice of Default that the Company received on December 27, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of February, 2002.


                                        ENERGY  CORPORATION  OF  AMERICA



                                        By:     /s/John  Mork
                                                ------------------------------
                                               John  Mork
                                               Chief  Executive  Officer
                                               and  Director



                                        By:     /s/Michael  S.  Fletcher
                                                ------------------------------
                                                Michael  S.  Fletcher
                                                Chief  Financial  Officer