Form 10-Q
period 2002-03-31
ENERGY CORP OF AMERICA
filed 2002-05-15
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No ___
                                     ----


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                       March 31, 2002 was 628,818 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                          PAGES
PART  I  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

     Condensed  Consolidated  Balance  Sheets
        March  31,  2002  (unaudited)  and  June  30,  2001                   3

     Unaudited  Condensed  Consolidated  Statements  of  Operations
        For the three and nine months ended March 31, 2002 and 2001           5

     Unaudited  Condensed  Consolidated  Statements  of  Cash  Flows
        For  the  nine  months  ended  March  31,  2002  and  2001            6

     Unaudited Condensed Consolidated Statements of Comprehensive Income
        For the three and nine months ended March 31, 2002 and 2001           7

     Notes to Unaudited Condensed Consolidated Financial Statements           8

     Item 2. Management's Discussion and Analysis of Results of
             Operation and Financial  Condition                              11

     Item  3. Quantitative and Qualitative Disclosures About Market Risk     16


PART  II  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                            18

     Item  2.  Changes  in  Securities                                       18

     Item  3.  Defaults  Upon  Senior  Securities                            18

     Item  4.  Submission of Matters to a Vote of Security Holders           19

     Item  5.  Other  Information                                            19

     Item  6.  Exhibits  and  Reports  on  Form  8-K                         19

     Signatures                                                              20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------
                                                                  MARCH 31   JUNE 30
                                                                   2002       2001
                                                                 (UNAUDITED)   *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  27,319  $ 80,336
    Accounts receivable, net of allowance for doubtful
       accounts of $442 and $457. . . . . . . . . . . . . . . .     19,185    23,388
    Gas in storage. . . . . . . . . . . . . . . . . . . . . . .        267     1,069
    Deferred income tax asset . . . . . . . . . . . . . . . . .      7,467     7,467
    Prepaid and other current assets. . . . . . . . . . . . . .      3,343     6,369
                                                                 ---------  --------
       Total current assets . . . . . . . . . . . . . . . . . .     57,581   118,629
                                                                 ---------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $112,794 and $102,223 . . . .    259,369   248,659
                                                                 ---------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $3,539 and $2,987. . . . . . . . . . . .      3,801     4,353
    Notes receivable. . . . . . . . . . . . . . . . . . . . . .      1,807     1,867
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,723     7,024
                                                                 ---------  --------
       Total other assets . . . . . . . . . . . . . . . . . . .     16,331    13,244
                                                                 ---------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 333,281  $380,532
                                                                 =========  ========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes  are  an  integral  part  of  these condensed consolidated financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------
                                                                  MARCH      JUNE 30
                                                                   2002       2001
                                                               (UNAUDITED)     *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . . .  $ 17,505   $ 18,979
    Current portion of long-term debt . . . . . . . . . . . . .       154        151
    Funds held for future distribution. . . . . . . . . . . . .     8,384     14,666
    Taxes payable . . . . . . . . . . . . . . . . . . . . . . .     5,438      7,860
    Other current liabilities . . . . . . . . . . . . . . . . .     8,170     23,932
                                                                 ---------  ---------
       Total current liabilities. . . . . . . . . . . . . . . .    39,651     65,588

 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . .   198,787    198,902
    Gas delivery obligation and deferred revenue. . . . . . . .     7,344     11,321
    Deferred income tax liability . . . . . . . . . . . . . . .    27,609     29,888
    Other long-term obligation. . . . . . . . . . . . . . . . .     9,059     10,007
                                                                 ---------  ---------
       Total liabilities. . . . . . . . . . . . . . . . . . . .   282,450    315,706
                                                                 ---------  ---------


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued. . . . . . . . . . . .       730        730
    Class A stock, no par value; 100,000 shares authorized;
       39,473 and 36,067 shares issued. . . . . . . . . . . . .     4,218      3,732
    Additional paid in capital. . . . . . . . . . . . . . . . .     5,503      5,503
    Retained earnings . . . . . . . . . . . . . . . . . . . . .    53,904     63,653
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . . . .   (10,489)    (9,293)
    Accumulated comprehensive income (loss) . . . . . . . . . .    (3,035)       501
                                                                 ---------  ---------
       Total stockholders' equity . . . . . . . . . . . . . . .    50,831     64,826
                                                                 ---------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $333,281   $380,532
                                                                 =========  =========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------

                                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                                 MARCH 31                       MARCH 31
                                                                          2002             2001             2002           2001
 REVENUES:
    Gas marketing and pipeline sales. . . . . . . . . . . . . . .  $        9,153   $      28,688   $      29,683   $      67,876
    Oil and gas sales . . . . . . . . . . . . . . . . . . . . . .           8,095          14,521          29,393          30,728
    Well operations and service revenues. . . . . . . . . . . . .           1,325           1,366           4,048           4,030
    Other revenue . . . . . . . . . . . . . . . . . . . . . . . .                             534                           1,455
                                                                   ---------------  --------------  --------------  --------------
                                                                           18,573          45,109          63,124         104,089
                                                                   ---------------  --------------  --------------  --------------
 COST AND EXPENSES:
    Gas marketing and pipeline cost . . . . . . . . . . . . . . .           8,115          27,640          27,262          64,711
    Field operating expenses. . . . . . . . . . . . . . . . . . .           2,624           2,204           7,748           6,171
    General and administrative. . . . . . . . . . . . . . . . . .           3,955           3,285          10,982           8,944
    Taxes, other than income. . . . . . . . . . . . . . . . . . .             500           1,156           1,402           2,583
    Depletion and depreciation, oil and gas related . . . . . . .           2,939           2,584           9,418           6,621
    Depreciation of pipelines and equipment . . . . . . . . . . .             718             678           2,137           2,024
    Exploration and impairment. . . . . . . . . . . . . . . . . .           3,308           9,948           4,698          12,586
                                                                   ---------------  --------------  --------------  --------------
                                                                           22,159          47,495          63,647         103,640
                                                                   ---------------  --------------  --------------  --------------
    Income (loss) from operations . . . . . . . . . . . . . . . .          (3,586)         (2,386)           (523)            449
 OTHER (INCOME) EXPENSE
    Interest expense. . . . . . . . . . . . . . . . . . . . . . .           4,910           4,869          14,836          15,193
    Interest income and other . . . . . . . . . . . . . . . . . .            (234)         (1,817)         (1,670)         (6,220)
                                                                   ---------------  --------------  --------------  --------------
 Loss from continuing operations before income taxes. . . . . . .          (8,262)         (5,438)        (13,689)         (8,524)
 Income tax benefit . . . . . . . . . . . . . . . . . . . . . . .          (2,904)         (1,848)         (4,728)         (2,836)
                                                                   ---------------  --------------  --------------  --------------
 Loss from continuing operations. . . . . . . . . . . . . . . . .          (5,358)         (3,590)         (8,961)         (5,688)
                                                                   ---------------  --------------  --------------  --------------
 Disposal of utility operations:
    Loss from utility operations, net of income tax . . . . . . .                                                          (1,949)
    Gain (loss) on sale of utility operations, net of income tax.                              (9)                         85,381
                                                                   ---------------  --------------  --------------  --------------
    Net income (loss) from disposal of utility operations . . . .               -              (9)              -          83,432
 Extraordinary gain (loss) on extinguishment of debt, net of tax.               -             (23)              -             356
                                                                   ---------------  --------------  --------------  --------------
 NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .  $       (5,358)  $      (3,622)  $      (8,961)  $      78,100
                                                                   ===============  ==============  ==============  ==============

 Basic and diluted earnings per common share:
    Loss from continuing operations . . . . . . . . . . . . . . .  $        (8.16)  $       (5.41)  $      (13.60)  $       (8.55)
    Income (loss) from disposed utility operations. . . . . . . .                           (0.01)                         125.35
    Extraordinary gain (loss) on extinguishment of debt . . . . .                           (0.03)                           0.53
                                                                   ---------------  --------------  --------------  --------------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $        (8.16)  $       (5.45)  $      (13.60)  $      117.33
                                                                   ===============  ==============  ==============  ==============

 The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.


ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------

                                                                                    FOR THE NINE MONTHS
                                                                                       ENDED MARCH 31
                                                                                     2002          2001
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . .  $ (8,961)  $     (5,688)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depletion, depreciation and amortization. . . . . . . . . . . . . . . . .    12,107          9,319
       Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,291         12,176
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,203)        (2,715)
                                                                                  ---------  -------------
                                                                                     6,234         13,092
    Changes in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,093         (8,877)
       Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       706            215
       Prepaid and other assets. . . . . . . . . . . . . . . . . . . . . . . . .    (1,114)        (1,251)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,915)         9,728
       Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,443)       (17,430)
       Funds held for future distributions . . . . . . . . . . . . . . . . . . .    (6,282)         2,040
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (20,368)        (1,350)
                                                                                  ---------  -------------
       Net cash used by operating activities from continuing operations. . . . .   (22,089)        (3,833)
       Net cash used by operating activities from disposed operations. . . . . .                  (25,751)
                                                                                  ---------  -------------
       Net cash used by operating activities . . . . . . . . . . . . . . . . . .   (22,089)       (29,584)
                                                                                  ---------  -------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment . . . . . . . . . . . . . . .   (29,291)       (80,612)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . .       506          1,478
    Notes receivable and other . . . . . . . . . . . . . . . . . . . . . . . . .       (52)        (4,194)
                                                                                  ---------  -------------
       Net cash used by investing activities from continuing operations. . . . .   (28,837)       (83,328)
       Net cash provided by investing activities from disposed operations. . . .                  224,765
                                                                                  ---------  -------------
       Net cash provided (used) by investing activities. . . . . . . . . . . . .   (28,837)       141,437
                                                                                  ---------  -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                    7,825
    Principal payment on long-term debt. . . . . . . . . . . . . . . . . . . . .      (113)       (21,813)
    Principal payment on short-term borrowing. . . . . . . . . . . . . . . . . .                   (2,000)
    Purchase of treasury stock and other financing activities. . . . . . . . . .    (1,187)          (739)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (791)        (3,340)
                                                                                  ---------  -------------
       Net cash used by financing activities from continuing operations. . . . .    (2,091)       (20,067)
       Net cash provided by financing activities from disposed operations. . . .                    6,539
                                                                                  ---------  -------------
       Net cash used by financing activities . . . . . . . . . . . . . . . . . .    (2,091)       (13,528)
                                                                                  ---------  -------------
       Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .   (53,017)        98,325
       Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .    80,336          3,310
                                                                                  ---------  -------------
 Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .  $ 27,319   $    101,635
                                                                                  =========  =============

 The  accompanying  notes  are  an  integral  part  of  these condensed consolidated financial statements.




ENERGY CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      MARCH 31                  MARCH 31
                                                                   2002        2001          2002       2001
 Net income (loss) . . . . . . . . . . . . . . . . . . . .  $      (5,358)  $  (3,622)  $     (8,961)  $78,100
                                                            --------------  ----------  -------------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . . . . . . .            (66)     (2,583)        (1,007)   (1,004)
    Marketable securities:
       Current period change . . . . . . . . . . . . . . .            (39)         45            (41)      136
    Oil and Gas derivatives:
       Net cumulative effect adjustment. . . . . . . . . .                                              (2,153)
       Current period transactions . . . . . . . . . . . .             39       3,950          1,661    (5,612)
       Reclassification to earnings. . . . . . . . . . . .           (674)      2,988         (4,149)    4,737
                                                            --------------  ----------  -------------  --------
 Other comprehensive income (loss), net of tax . . . . . .           (740)      4,400         (3,536)   (3,896)
                                                            --------------  ----------  -------------  --------
 Comprehensive income (loss) . . . . . . . . . . . . . . .  $      (6,098)  $     778   $    (12,497)  $74,204
                                                            ==============  ==========  =============  ========

The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

In August 2000, the Company sold its wholly owned regulated gas distribution utility, Mountaineer Gas Company ("Mountaineer"). The financial statements exclude the operating results of this segment from continuing operations and for accounting purposes classify such as discontinued operations.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:


                                        Loss      Shares   Per Share
                                   ------------  -------  -----------
Three months ended March 31, 2002  $(5,358,000)  656,566  $    (8.16)
Nine months ended March 31, 2002.   (8,961,000)  658,662      (13.60)
Three months ended March 31, 2001   (3,590,000)  664,042       (5.41)
Nine months ended March 31, 2001.   (5,688,000)  665,567       (8.55)

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

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):


                                             Exploration    Marketing
                                                 and           and
                                             Production     Pipeline      Other     Consolidated
                                            -------------  -----------  ---------  --------------
 For the nine months ended March 31, 2002
------------------------------------------
   Sales to unaffiliated customers . . . .  $     33,441   $   29,683              $      63,124
   Depreciation, depletion, amortization .        10,459          658        438          11,555
   Impairment and exploratory costs. . . .         4,698                                   4,698
   Operating profit (loss) . . . . . . . .          (363)           4       (164)           (523)
   Interest expense. . . . . . . . . . . .        17,350       (5,446)     2,932          14,836
   EBITDAX . . . . . . . . . . . . . . . .        16,441          716        243          17,400
   Total assets. . . . . . . . . . . . . .       150,152       73,867    109,262         333,281
   Capital expenditures. . . . . . . . . .        25,108           95      4,088          29,291
------------------------------------------  -------------  -----------  ---------  --------------
 For the nine months ended March 31, 2001
------------------------------------------
   Sales to unaffiliated customers . . . .  $     34,758   $   67,876   $  1,455   $     104,089
   Depreciation, depletion, amortization .         7,598          730        317           8,645
   Impairment and exploratory costs. . . .         5,335                   7,251          12,586
   Operating profit (loss) . . . . . . . .         8,993        1,083     (9,627)            449
   Interest expense. . . . . . . . . . . .            57            2     15,134          15,193
   EBITDAX . . . . . . . . . . . . . . . .        22,378        1,330      4,192          27,900
   Total assets. . . . . . . . . . . . . .       150,350       65,439    158,811         374,600
   Capital expenditures. . . . . . . . . .        77,200          801      2,289          80,290

Operating profit (loss) represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt, non-reportable segments and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $2.7 million and $5.3 million as of March 31, 2002 and 2001. Effective June 30, 2001, for the 2001 fiscal year, the Company initiated a new policy, which reallocates certain costs, including interest expense, to the operating segments based on resource utilization.


5.     Derivative  Instruments  and  Hedging  Activities

The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At March 31, 2002, the Company recorded a $0.1 million short term derivative asset and a $0.1 million short term derivative liability. The estimated net amount of the existing gains within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $0.1 million. The Company has partially hedged its exposure to the variability in future cash flows through April 2002.

     The Company entered into a natural gas sales contract with Allegheny Power Company to supply 5,500 Mmbtu per day beginning December 2001 and continuing through October 2004. The Company will receive a Henry Hub NYMEX base price with a collar between $2.75 and $4.85 per Mmbtu, plus an Appalachian Basis adjustment.

6.     Contingencies

In addition to the matters discussed in Legal Proceedings at Part II, Item 1, the Company is involved in various other legal actions and claims arising in the ordinary course of business. While the outcome of the lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------
AND  2001
---------

     The Company recorded a net loss from continuing operations of $5.4 million for the quarter ended March 31, 2002 compared to a net loss of $3.6 million for the same period in 2001. The decrease in income of $1.8 million is attributed to the net of a $26.5 million decrease in revenue, a $25.3 million decrease in operating expenses, a $1.6 million decrease in other non-operating income and a $1.0 million increase in income tax benefits.

     REVENUES.  Total  revenues  decreased  $26.5  million  or 58.8% between the
     --------
quarters. The net decrease was due to a 68.1% decrease in gas marketing and pipeline sales, a 44.3% decrease in oil and gas sales and a 100% decrease in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales decreased $19.5 million from $28.7 million during the period ended March 31, 2001 to $9.2 million in the period ended March 31, 2002. Gas marketing revenue decreased $16.8 million primarily due to a 63% decrease in the average sales price per Mmbtu from $7.77 for the prior period to $2.87 for the current period. A 23% decrease in marketed gas volumes from 3.1 million Mmbtu to 2.4 million Mmbtu for the same period also contributed to the decline. For the total gas marketing revenue decline, $11.7 million is attributed to the price decrease and $5.6 million to the volume decrease, which was partially offset by a $0.5 million bad debt write off during the prior period. Pipeline revenue decreased $2.7 million primarily due to a 53% decrease in the average sales price per Mmbtu from $6.38 for the quarter ended March 31, 2001 to $3.00 for the quarter ended March 31, 2002, attributing $2.4 million to the total decrease. An 8% decrease in gas volumes from 0.8 million Mmbtu to 0.7 million Mmbtu for the same period also contributed to the decline.

     Revenues from oil and gas sales decreased $6.4 million from $14.5 million for the quarter ended March 31, 2001 to $8.1 million for the quarter ended March 31, 2002. The average Mcf price declined from $7.74 for the prior period to $2.55 for the current period. The Company's gas production decreased 98.9 Mmcf, 4.0%, from 2,447.3 Mmcf to 2,348.4 Mmcf between the periods. The average Bbl price declined from $27.01 for the prior quarter to $19.70 for the current quarter. This price decrease was offset by an increase in production of 236 Bbl, less than 1%, from 26,342 Bbl to 26,578 Bbl between the quarters. The net effect of the decrease in prices and variance in production between the periods was a decrease of $13.2 million to oil and gas sales. The decrease is comprised of the following variances; gas price decrease $12.2 million, gas production decline $0.8 million and oil price decrease $0.2 million. This decrease was offset by recognized gains on related hedging transactions, which totaled a gain of $1.3 million for the quarter ended March 31, 2002 compared to a loss of $5.3 million for the quarter ended March 31, 2001. The average price per Mcfe, after hedging, was $3.23 and $5.57 for the quarters ended March 31, 2002 and 2001.

     Other operating revenue decreased from $0.5 million for the quarter ended March 31, 2001 to zero for the current quarter. The revenue in the prior quarter was attributed to a management contract whereby the Company provided certain services, which terminated March 31, 2001.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $25.3
     --------------------
million or 53.3% between the periods primarily as a net result of a 70.6% decrease in gas marketing and pipeline costs, a 19.1% increase in field and lease operating expenses, a 20.4% increase in general and administrative expenses, a 56.8% decrease in taxes other than income, a 13.7% increase in oil and gas related depreciation, depletion and amortization expenses and a 66.8% decrease in exploration and impairment costs.

     Gas marketing and pipeline costs decreased $19.5 million. Gas marketing cost decreased $16.2 million primarily due to a 64% decrease in the average price paid per Mmbtu from $7.37 for the quarter ended March 31, 2001 to $2.68 for the quarter ended March 31, 2002. Also contributing to the decrease was a 22% decline in purchased gas volumes from 3.1 million Mmbtu to 2.4 million Mmbtu for the same period. Pipeline costs decreased $3.3 million primarily due to a 62% decrease in the average price paid for gas purchased from $6.40 per Mmbtu for the prior period to $2.41 for the current period. Purchased gas volumes also decreased 0.1 Mmbtu, 9.5%, for the same period.

     Field and lease operating expenses increased $0.4 million primarily as the result of increased payroll expenses.

     General and administrative expenses increased $0.7 million because of higher costs, primarily related to payroll and employee benefits, legal fees, charitable contributions and increased Texas activity.

     Taxes other than income decreased $0.7 million primarily due to decreased oil and gas prices. Production taxes are based on wellhead prices and are not affected by hedging activity.

     Oil and gas related depreciation, depletion and amortization expenses increased $0.4 million primarily as a result of increased depletion rates.

     Exploration and impairment expenses decreased $6.6 million primarily due to non-oil and gas related impairments made in the prior year of $7.3 million. The reduced impairments were offset by current dry hole costs, primarily in New Zealand.

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  decreased $1.6
     ----------------------------
million or 87.1%, when comparing the periods. This is primarily the result of less interest income due to a decreased cash balance of $74.3 million, when comparing the end of the periods.

     INCOME TAX.  The benefit for income taxes increased $1.0 million due to the
     ----------
$2.8  million  increased  loss  from  continuing  operation.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND
--------------------------------------------------------------------------------
2001
----

     The Company recorded a net loss from continuing operations of $9.0 million for the nine month period ended March 31, 2002 compared to a net loss of $5.7 million for the same period in 2001. The decrease in income of $3.3 million is attributed to the net of a $41.0 million decrease in revenue, a $40.0 million decrease in operating expenses, a $0.4 million decrease to interest expense, a $4.6 million decrease in other non-operating income and a $1.9 million increase in income tax benefits.

     REVENUES.  Total  revenues  decreased  $41.0  million  or 39.7% between the
     --------
periods. The net decrease was due to a 56.3% decrease in gas marketing and pipeline sales, a 4.3% decrease in oil and gas sales and a 100% decrease in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales decreased $38.2 million from $67.9 million during the period ended March 31, 2001 to $29.7 million in the period ended March 31, 2002. Gas marketing revenue decreased $32.8 million primarily due to a 51% decrease in the average sales price per Mmbtu from $6.06 for the prior period to $2.97 for the current period. An 18% decrease in marketed gas volumes from 9.3 million Mmbtu to 7.6 million Mmbtu for the same period also contributed to the decline. For the total gas marketing revenue decline, $23.1 million is attributed to the price decrease and $10.2 million to the volume decrease, which was partially offset by a $0.5 million bad debt write off during the prior period. Pipeline revenue decreased $5.4 million primarily due to a 40% decrease in the average sales price per Mmbtu from $5.07 for the period ended March 31, 2001 to $3.05 for the period ended March 31, 2002. An 8% decrease in gas volumes from 2.3 million Mmbtu to 2.2 million Mmbtu for the same period also contributed to the decline.

     Revenues from oil and gas sales decreased $1.3 million from $30.7 million for the period ended March 31, 2001 to $29.4 million for the period ended March 31, 2002. The average Mcf price declined from $5.82 for the prior period to $2.65 for the current period. The Company's gas production increased 1,110.9 Mmcf, 17.5% from 6,352.1 Mmcf to 7,463.0 Mmcf between the periods, which was attributed to drilling and acquisitions. The average Bbl price declined from $26.92 for the prior period to $20.67 for the current period. This price decrease was offset by an increase in production of 14,857 Bbl, 18.3%, from 81,365 to 96,222 between the periods. The net effect of the decrease in prices and increase in production between the periods was a decrease of $17.4 million to oil and gas sales. The decrease is comprised of the following variances; gas price decrease $23.7 million, gas production increase $6.5 million, oil price decrease $0.6 million and oil production increase $0.4 million. This decrease was offset by recognized gains on related hedging transactions, which totaled a gain of $7.1 million for the period ended March 31, 2002 compared to a loss of $8.6 million for the period ended March 31, 2001. The average price per Mcfe, after hedging, was $3.66 and $4.49 for the periods ended March 31, 2002 and 2001.

     Other operating revenue decreased from $1.5 million for the period ended March 31, 2001 to zero for the current period. The revenue in the prior period was attributed to a management contract whereby the Company provided certain services, which terminated March 31, 2001.

    COSTS AND EXPENSES. The Company's costs and expenses decreased $40.0 million
    ------------------
or 36.6% between the periods primarily as a net result of a 57.9% decrease in gas marketing and pipeline costs, a 25.6% increase in field and lease operating expenses, a 22.8% increase in general and administrative expenses, a 45.7% decrease in taxes other than income, a 42.2% increase in oil and gas related depreciation, depletion and amortization expenses and a 62.7% decrease in exploration and impairment costs.

     Gas marketing and pipeline costs decreased $37.4 million. Gas marketing cost decreased $31.4 million primarily due to a 51% decrease in the average price paid per Mmbtu from $5.77 for the period ended March 31, 2001 to $2.85 for the period ended March 31, 2002. Also contributing to the decrease was a 17% decline in purchased gas volumes from 9.2 million Mmbtu to 7.6 million Mmbtu for the same period. Pipeline costs decreased $6.0 million primarily due to a 47% decrease in the average price paid for gas purchased from $4.81 per Mmbtu for the prior period to $2.56 for the current period. Purchased gas volumes also decreased 0.2 million Mmbtu, 9%, for the same period.

     Field and lease operating expenses increased $1.6 million primarily as the result of an acquisition that occurred during the second quarter of fiscal year 2001, increased Texas activity and other increased expenses, primarily payroll costs.

     General and administrative expenses increased $2.0 million because of higher costs, primarily related to payroll and employee benefits, outside professional fees (legal and accounting), charitable contributions and increased Texas activity.

     Taxes other than income decreased $1.2 million primarily due to decreased oil and gas prices. Production taxes are based on wellhead prices and are not affected by hedging activity.

     Oil and gas related depreciation, depletion and amortization expenses increased $2.8 million as a result of the increased production volumes and increased depletion rates.

     Exploration and impairment expenses decreased $7.9 million primarily due to non-oil and gas related impairments made in the prior year of $7.3 million. The reduced impairments were offset by current dry hole costs, primarily in New Zealand.

     INTEREST  EXPENSE.  Interest  expense  decreased  $0.4  million  or  2.4%,
     -----------------
when comparing the periods. This is primarily due to eliminating the $19.8 million revolving line of credit and the related fees and deferred financing costs on August 18, 2000.

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  decreased $4.6
     ----------------------------
million or 73.2%, when comparing the periods. This is primarily the result of less interest income due to a decreased cash balance of $74.3 million, when comparing the end of the periods.

     INCOME TAX.  The benefit for income taxes increased $1.9 million due to the
     ----------
$5.2  million  increased  loss  from  continuing  operation.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the quarter ended March 31, 2002, the Company's working capital decreased from $36.2 million at December 31, 2001 to $17.9 million. The
Company's cash decreased from $42.0 million at December 31, 2001 to $27.3 million at March 31, 2002. The decrease in cash during the quarter was a result of the net use of approximately $14.7 million of cash for various operating and capital expenditure activities of the Company. The activities were primarily comprised of: the net investment of approximately $13.1 million in property, plant and equipment; payments of approximately $0.8 million for the acquisition of treasury stock and dividends; and the use of approximately $0.8 million of cash by operations during the quarter. Cash used for the various operating and capital expenditures of the Company was offset by approximately $3.6 million of EBITDAX during the quarter.

     At March 31, 2002, the Company's principal source of liquidity consisted of $27.3 million of cash, plus $2 million available under an unsecured short-term credit facility currently in place. At March 31, 2002, no amounts were outstanding or committed under the short-term credit facility.

     During the quarter ended December 31 2001, certain bondholders of the Company's Senior Subordinated Notes ("Notes") made inquiries regarding the
Company's calculation of the Net Proceeds from the sale of Mountaineer. Specifically, these inquiries were directed to the Company's calculation of the "taxes paid or payable as a result [of the sale] (after taking into account any available tax credits or deductions and any tax sharing arrangements)". In response to these inquiries, the Company stated that the taxes paid or payable as a result of the sale are $83.8 million and that such tax calculation does not include any credits, deductions or operating losses unrelated to the sale. Certain bondholders questioned the Company's interpretation and asserted that in calculating Net Proceeds all tax credits available to the Company are to be utilized in determining the taxes paid or payable as a result of the sale. It is the Company's position that tax credits or losses that are unrelated to the sale of Mountaineer are to be excluded in the calculation of the Net Proceeds of such sale.

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

     On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court of the Southern District of West Virginia against the holders of the Notes who issued the Notice of Default, asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court issued an order granting the Company's motion for partial summary judgment. The Court agreed with the Company's position that in the calculation of taxes paid or payable as a component of Net Proceeds from an Asset Sale, only credits, deductions and arrangements resulting from that asset sale need to be considered. The foregoing text is qualified in its entirety by Order of the Court entered January 25, 2002, which is attached as Exhibit 99 and incorporated herein by reference. On February 28, 2002, the bondholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleges that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, invoking certain obligations under the Indenture to repurchase the outstanding Notes. The Company does not believe that the sale of Mountaineer constituted a sale of substantially all assets and plans to vigorously defend this claim.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations and interest expense. Management anticipates that in light of continued lower product prices and the timing of certain planned asset sales, EBITDAX for fiscal year 2002 will be approximately $25 million. EBITDAX for fiscal years 2001, 2000 and 1999 was $33.2 million, $4.1 million and $10.3 million respectively. However, management estimates that capital expenditures for fiscal year 2002 will total approximately $35 million and interest expense will total approximately $19.7 million. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2002 projected interest charges and capital expenditures program, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances and working capital, permitted borrowings and the divestment of non-core assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

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

     The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 17.3% of its natural gas production through April 2002.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As  previously  disclosed  the  Company  has filed a lawsuit against Oracle
Corporation seeking judgment for approximately $5.4 million together with prejudgment interest and costs. Oracle has answered the complaint and has substantially denied all of the Company's allegations and filed a counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services. Extensive discovery is being conducted by the parties. The Company intends to aggressively prosecute its case against Oracle as well as defend against the counterclaims of Oracle.

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 9-1/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleges that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, invoking certain obligations under the Indenture to repurchase the outstanding Notes. The Company does not believe that the sale of Mountaineer constituted a sale of substantially all assets and plans to vigorously defend this claim. The foregoing text is qualified in its entirety by Order of the Court entered January 25, 2002, which is attached as Exhibit 99 and incorporated herein by reference.

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

          None


ITEM  5.  OTHER  INFORMATION

          None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a) 99. Order of the United States District Court for the Southern District of West Virginia entered January 25, 2002

     b)     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 15th day of May, 2002.



                                        ENERGY  CORPORATION  OF  AMERICA



                                        By:     /s/ John  Mork
                                                --------------
                                        John  Mork
                                        Chief  Executive Officer  and  Director




                                        By:     /s/ Michael  S.  Fletcher
                                                -------------------------
                                        Michael  S.  Fletcher
                                        Chief  Financial  Officer