Form 10-K
period 2002-06-30
ENERGY CORP OF AMERICA
filed 2002-09-30
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

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


The aggregate number of shares and market value of common stock held by non-affiliates of the registrant at August 31, 2002 was 40,200 shares. The market value held by non-affiliates is unavailable.


The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at August 31, 2002 was 624,467 shares.




                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                ENERGY CORPORATION OF AMERICA

                                      TABLE OF CONTENTS


                                                                                        Page
Part I
  Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
  Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
  Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . .    11
Part II
  Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.    11
  Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .    12
  Item 7.    Management's Discussion and Analysis of Results of Operations
             and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . .    12
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . .    24
  Item 8.    Consolidated Financial Statements and Supplementary Data
               Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .    25
               Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
               Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .    28
               Statements of Stockholders Equity (Deficit) . . . . . . . . . . . . . .    29
               Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .    30
               Statements of Comprehensive Income. . . . . . . . . . . . . . . . . . .    31
               Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    32
               Supplemental Information on Oil and Gas Producing Activities (Unaudited)   46
Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .    50
Part III
  Item 10.   Directors and Officers of Registrant. . . . . . . . . . . . . . . . . . .    50
  Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .    53
  Item 12.   Security Ownership of Certain Beneficial Owners and Management. . . . . .    53
  Item 13.   Certain Relationships and Related Transactions. . . . . . . . . . . . . .    55
Part IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . .    58
Part V
  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61


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

                                     PART I
                                     ------

                                ITEM 1. BUSINESS
                                ----------------

GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held energy company engaged in the exploration, development, production, transportation and marketing of natural gas and oil, primarily in the Appalachian Basin. The Company was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). For the fiscal year ended June 30, 2002 ("fiscal year 2002"), the Company had total revenues from continuing operations of $86.1 million and EBITDAX (earnings before interest, income taxes, impairment and exploratory costs, depreciation, depletion and amortization) from operations of $19.7 million. As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries.

     The Company conducts business primarily through its principal wholly owned subsidiaries, Eastern American, Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"). Eastern American is one of the largest oil and gas operators in the Appalachian Basin, including exploration, development and production, and is engaged in the transportation and marketing of natural gas. Westech is involved in oil and gas exploration and development in the California and Gulf Coast regions of the United States. WENZ is involved in oil and gas exploration and development in New Zealand.

     The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

BUSINESS ACTIVITY
-----------------

SEGMENT INFORMATION
-------------------

     The Company's businesses constitute two operating segments (1) gas and oil exploration and development and (2) gas aggregation and marketing. For financial information on these segments, see Note 16 to the Consolidated Financial Statements.

GAS  AND  OIL  EXPLORATION  AND  DEVELOPMENT
--------------------------------------------

OPERATIONS AND SIGNIFICANT DEVELOPMENTS

     The Company's proved net gas and oil reserves are estimated as of June 30, 2002 at 183,345 Mmcf and 2,951 Mbbls, respectively. For the fiscal year 2002, the Company's net gas production was 9,941 Mmcf and net oil production was 124 Mbbls, for a total of 10,685 net Mmcfe.

     DEVELOPMENT ACTIVITY

     The Company has drilled 54 gross wells (48.15 net), with one dry hole, adding 3,000 gross Mcf of gas production per day. Also, a deposit of $1.2 million was paid for the purchase of certain oil and gas properties located in southern West Virginia. The total acquisition will be $6.0 million. The purchase includes proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres. This acquisition is subject to the approval of the Public Service Commission of West Virginia.

     EXPLORATORY ACTIVITY

     Exploration wells and activity are summarized under their respective project areas.

     1. Trenton/Rose Run -- New York, West Virginia, Ohio, Kentucky. The Company drilled three successful Rose Run wells and one dry hole during the fiscal year. Two of the successful wells are located in northern Ohio where the Company is a 50% partner. Current production from the two wells is in excess of 1,500 Mcf per day. Additional 2-D and 3-D seismic is being planned for this area during the next fiscal year. The third Rose Run success is located in central Ohio, where the Company has a 50% interest. The Company also drilled four Trenton wells during the fiscal year. The first Trenton well drilled in the northern Ohio area was unsuccessful in the Trenton, but resulted in a successful Clinton completion. The first Trenton well drilled in the central West Virginia is a discovery. Completion options are currently being evaluated. One Trenton well in New York and one Trenton well in Kentucky were dry holes.

     2. Texas. The Company drilled two successful wells, one completed in the Frio formation and the other completed in the Yegua. The Company's net interest in the wells is 40%. The wells are producing approximately 2,000 Mcf per day. The Company drilled two deeper wells to the Wilcox / Meek formation which were completed but were not economically successful.

     3. New Zealand. The Company drilled from onshore a stratigraphic test of the offshore license. This well was unsuccessful, but satisfied the offshore permit drilling requirement. The Company is continuing its efforts to farmout the East Coast offshore prospects.

     4. California. The Company participated in the drilling of two field extension wells in the Sawtelle Field. One well currently is producing approximately 75 Bbl per day and the second well was a dry hole. The Company's interest is 33%.

COMPETITION

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

REGULATIONS  AFFECTING  OPERATIONS

     The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering, marketing, transportation and storage of oil and gas. These regulations, among other things, can affect the rate of oil and gas production. The Company's operations are subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restricts the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations. The Company believes it is within substantial compliance with regulations affecting the Company.


GAS  AGGREGATION  AND  MARKETING
--------------------------------

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

     The Company owns and operates approximately 2,000 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation and marketing activities. In addition, the Company has entered into contracts with interstate and intrastate pipeline companies that provide it with rights to transport specified volumes of natural gas. During the fiscal year ended June 30, 2002, Eastern Marketing aggregated and sold an average of 44.2 Mmcf of gas per day, of which 41.3 gross Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a slight decrease in the overall volumes compared to fiscal year 2001, during which the Eastern Marketing aggregated and sold an average of 44.7 Mmcf of gas per day. The increase in sales from Company operated wells from 38.6 in 2001 to 41.3 Mmcf in 2002 is due to the integration of production from the Penn Virginia acquisition into marketing sales.

GAS SALES AND PURCHASE CONTRACTS

     The Company has satisfied its obligations under all gas sales contracts (16.1 Bcf in fiscal year 2002) through gas production attributable to its own interests in oil and gas properties and through production attributable to third party interests in oil and gas properties (15.1 Bcf in fiscal 2002), and from natural gas aggregated by the Company pursuant to its aggregation and marketing activities from third parties (1.0 Bcf in fiscal 2002).

     The Company entered into a gas sale and purchase agreement with Allegheny Energy Services Corporation ("Allegheny"), whereby it began the delivery of natural gas on November 1, 2001. The Company received a $10 million prepayment pursuant to the agreement. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment. The Company's deliveries of natural gas average 3,100 Mmbtu per day. As of June 30, 2002, 752,940 Mmbtu had been delivered at a value of $2.3 million.

     On November 30, 2001, the Company entered into a natural gas sales contract with Mountaineer Gas Company, doing business as Allegheny Power, to deliver 5,500 Dth per day. Under the pricing terms, the Company will never receive less than $2.75 per Dth plus the Columbia Gas Transmission ("TCO") Appalachia Basis or more than $4.85 per Dth plus the TCO Appalachia Basis. The contract began on December 1, 2001 and continues through October 31, 2004.

     The Company has a gas sales contract with Dominion Hope ("Hope"), a subsidiary of Dominion Energy, which requires the Company to sell up to 4,800 but not less than 3,200 Mmbtu per day to Hope beginning January 1, 2002 through December 31, 2003. Pricing under the contract requires Hope to pay the Company a
10.5  cent  to  15.5  cent  premium  above  the  posted  Appalachian  Index.

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


EMPLOYEES
---------

     As of June 30, 2002, the Company had approximately 213 full-time and 28 part-time employees. None of the employees were covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.


                               ITEM 2. PROPERTIES
                               ------------------

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

     The following table sets forth the Company's estimated proved and proved developed reserves and the related estimated future value, as of June 30:

                                                          2002      2001      2000
                                                        --------  --------  --------
Net proved:
   Gas (Mmcf)                                            183,345   206,456   157,490
   Oil (Mbbls)                                             2,951     2,633       983
   Total (Mmcfe)                                         201,051   222,254   163,388

Net proved developed:
   Gas (Mmcf)                                            160,224   175,784   141,067
   Oil (Mbbls)                                             1,135       987       738
   Total (Mmcfe)                                         167,034   181,706   145,495

Estimated future net cash flows
   before income taxes (in thousands)                   $471,927  $557,352  $427,414
Present Value of estimated future net cash
   flows after income taxes (in thousands) (1)          $150,913  $172,281  $124,871

---------------
 (1) Discounted using an annual discount rate of 10%.

     The following table sets forth the Company's estimated proved reserves and the related estimated present value by region, as of June 30, 2002:

                            Present Value
                         --------------------                             Natural Gas
                            Amount             Oil & NGLs   Natural Gas   Equivalent
          Region         (thousands)     %       (Mbbls)       (Mmcf)       (Mmcfe)
     ------------------  ------------  ------  -----------  ------------  -----------
      Appalachian Basin  $    430,590   91.2%        1,051       171,718      178,024
      Western Basins           27,738    5.9%        1,455         4,829       13,559
      Gulf Coast               12,903    2.7%          445         6,187        8,857
      New Zealand                 696    0.2%            -           611          611
                         ------------  ------  -----------  ------------  -----------
      Total              $    471,927  100.0%        2,951       183,345      201,051
                         ============  ======  ===========  ============  ===========

PRODUCING  WELLS
----------------

     The following table sets forth certain information relating to productive wells at June 30, 2002. Wells are classified as oil or gas according to their predominant production stream.

                             Gross Wells        Net Wells
                         -----------------  ---------------------
                         Oil   Gas   Total  Oil    Gas     Total
                         ---  -----  -----  ---  -------  -------
      Appalachian Basin    2  5,136  5,138  1.0  3,276.2  3,277.2
      Western Basins      11      2     13  3.3      2.0      5.3
      Gulf Coast           1      4      5  0.7      2.2      2.9
      New Zealand          -      3      3    -      3.0      3.0
                         ---  -----  -----  ---  -------  -------
      Total               14  5,145  5,159  5.0  3,283.4  3,288.4
                         ===  =====  =====  ===  =======  =======

ACREAGE
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 2002:

                          Developed Acreage       Undeveloped Acreage
                         --------------------  ------------------------
                           Gross       Net        Gross         Net
                         ---------  ---------  -----------  -----------
      Appalachian Basin  399,945.0  308,158.0    140,028.0     99,175.0
      Western Basins       1,840.0    1,441.9    208,024.3    111,578.3
      Gulf Coast           1,086.1      474.9     35,851.1     27,333.5
      New Zealand            700.0      700.0  2,969,076.1  2,969,076.1
                         ---------  ---------  -----------  -----------
      Total              403,571.1  310,774.8  3,352,979.5  3,207,162.9
                         =========  =========  ===========  ===========

PRODUCTION
----------

     The following table sets forth certain production data and average sales prices attributable to the Company's properties for the years ended June 30:

                                                              2002     2001     2000
                                                             -------  -------  ------
      Production Data:
         Oil (Mbbls)                                             124      116     113
         Natural gas (Mmcf)                                    9,941    9,371   7,399
         Natural gas equivalent (Mmcfe)                       10,685   10,067   8,079
      Average Sales Price (before the effect of hedging):
         Oil per Bbl                                         $ 21.11  $ 25.94  $21.64
         Natural gas per Mcf                                 $  2.86  $  5.43  $ 2.81

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

                               2002         2001         2000
                           -----------  -----------  -----------
                           Gross   Net  Gross   Net  Gross   Net
                           -----  ----  -----  ----  -----  ----
Development:
     Productive
        Appalachian         53.0  47.8   47.0  41.5   15.0  12.6
        Other                1.0   0.3      -     -      -     -
                           -----  ----  -----  ----  -----  ----
     Total                  54.0  48.1   47.0  41.5   15.0  12.6
                           =====  ====  =====  ====  =====  ====

     Nonproductive
        Appalachian          1.0   0.9    1.0   0.5      -     -
        Other                  -     -      -     -      -     -
                           -----  ----  -----  ----  -----  ----
     Total                   1.0   0.9    1.0   0.5      -     -
                           =====  ====  =====  ====  =====  ====
Exploratory:
     Productive
        Appalachian          4.0   1.6                 1.0   0.5
        Other                4.0   2.3    3.0   2.6    3.0   1.5
                           -----  ----  -----  ----  -----  ----
     Total                   8.0   3.9    3.0   2.6    4.0   2.0
                           =====  ====  =====  ====  =====  ====

     Nonproductive
        Appalachian          5.0   2.1    2.0   0.3      -     -
        Other                4.0   3.2    8.0   3.8   15.0   8.3
                           -----  ----  -----  ----  -----  ----
     Total                   9.0   5.3   10.0   4.1   15.0   8.3
                           =====  ====  =====  ====  =====  ====

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

     As previously disclosed, in June 2001, the Company filed a lawsuit against Oracle Corporation for breach of contract, breach of warranty and rescission with respect to a software package purchased from Oracle and the failed implementation thereof. Oracle answered the complaint substantially denying all of the Company's allegations and filed a counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services. In November 2001, the Company amended its Complaint against Oracle to add a count for fraud. Extensive discovery has been conducted by the parties. The Company intends to aggressively prosecute its case against Oracle as well as defend against the counterclaim of Oracle. This case is scheduled for trial in November 2002.

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 9-1/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under Section 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleges that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, as opposed to an Asset Sale, and invoked certain obligations under the Indenture to repurchase the outstanding Notes. On March 25, 2002, the Company filed its Second Motion for Partial Summary Judgment, asserting that the Noteholders were barred from asserting the counterclaim. On June 3, 2002, the United States District Court for the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholders' claim on the basis of judicial admissions and equitable estoppel.
On May 22, 2002, the Noteholders filed a "Motion for Reconsideration of the Court's January 25, 2002 Order and Permission to Take Limited Discovery in Order to Supplement the Record". The Court entered an Order dated July 19, 2002, denying the Noteholders' Motion for Reconsideration. On July 27, 2002 the Noteholders filed a Notice of Appeal, and the appeal is pending in the United States Court of Appeals for the Fourth Circuit. The foregoing text is qualified in its entirety by Orders of the Court entered January 25, 2002, June 3, 2002 and July 19, 2002, which are attached as Exhibits and incorporated herein by reference.

     The Company is involved in various other legal actions and claims arising in the ordinary course of business. While the outcome of these other lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -----------------------------------------------------------

     None.


                                    PART II
                                    -------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

     The Company's common stock is not traded in a public market. As of August 31, 2002, the Company had 35 holders of record of its common stock.

     The Company declared dividends in fiscal years 2002, 2001 and 2000 of $1.1 million, $3.9 million and $0, respectively.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------

(Dollars in thousands, except per share items)

                                                        Year Ended June 30,
                                        -----------------------------------------------------
                                          2002       2001       2000       1999       1998
                                        ---------  ---------  ---------  ---------  ---------
                                                                                          (1)
Operating revenue                       $ 86,142   $129,951   $101,919   $113,500   $193,459
Loss from continuing operations          (26,180)   (10,199)   (26,508)   (27,099)    (3,773)
Loss from continuing operations
   Per common share, basic and diluted    (39.80)    (15.34)    (40.11)    (40.27)     (5.67)
Total assets                             304,736    380,532    265,691    286,077    290,541
Long term debt                           198,701    198,902    212,575    219,886    201,507
Dividends declared per common share     $   1.60   $   5.80   $      -   $   0.95   $   1.70

    (1)  Includes a $30.0 million contract settlement.


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           ----------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
----------------------------------------------

     The discussion of financial condition and results of operation are based upon the information reported in the consolidated financial statements. The preparation of these financial statements requires the Company to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Decisions are based on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates due to changing business conditions or unexpected circumstances. The Company believes the following policies are critical to understanding our business and results of operations. For additional information on significant accounting policies, see Notes to Consolidated Financial Statements, particularly Note 2.

     REVENUE RECOGNITION - The Company is engaged in the exploration, development, acquisition, production and marketing of natural gas and crude oil. The revenue recognition policy is significant because it is a key component of the results of operations and forward looking statements contained in the Liquidity and Capital Resources section. Revenue is derived primarily from the sale of produced natural gas and crude oil. Revenue is recorded in the month production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. Monthly, the Company makes estimates of the amount of production delivered to the purchaser and the price to be received. The Company uses its knowledge of properties, historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between the estimates and the actual amounts received are recorded in the month revenue is distributed.

     FAIR VALUE OF DERIVATIVE INSTRUMENTS - As of July 1, 2000, the estimated fair values of the derivative instruments are recorded on the consolidated balance sheet. All of the derivative instruments are entered into to mitigate risks related to the prices to be received for future natural gas and oil production. Derivative instruments are not used for trading purposes. Although derivatives are reported on the balance sheet at fair value, to the extent that instruments qualify for hedge accounting treatment, changes in fair value are recorded, net of taxes, directly to stockholders' equity until the hedged oil or natural gas quantities are produced. To the extent changes in the fair values of derivatives relate to instruments not qualifying for hedge accounting treatment, such changes are recorded to income in the period they occur. In determining the amounts to be recorded, we are required to estimate the fair values of derivatives. The estimates are based upon various factors that include contract volumes and prices, contract settlement dates, quoted closing prices on the NYMEX or over-the-counter, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. The estimated future prices are compared to the prices fixed by the derivatives agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and regional price differences. Periodically the valuations are validated using independent third party quotations.

     RESERVE ESTIMATES - The Company's estimate of gas and oil reserves are projections based on geologic and engineering data. There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows depend upon a number of variable factors and assumptions, such as expected future production rates, gas and oil prices, operating costs, severance taxes, and development costs, all of which may vary considerably from actual results. Expected cash flows are reduced to present value using a discount rate. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of proved producing oil and gas properties. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be determined to be uneconomic. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's gas and oil properties and their rates of depletion. Changes in these calculations, caused by changes in reserve quantities or net cash flows are recorded on a prospective basis. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates and such variances may be material.

     DEPLETION - The capitalized costs of oil and gas properties related to proved reserves are amortized on a unit-of-production method based on an estimate of proved developed oil and gas reserves. The quantities of estimated reserves are a significant component of amortization and revisions may alter the rate of future expense. Generally, if reserve volumes increase or decrease the amortization rate per unit of production will change inversely. Production volumes do not affect the per-unit rate.

     VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS - Property and equipment are recorded at cost. The carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Different pricing assumptions or discount rates would result in a different calculated impairment.

     INCOME TAXES - The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore we estimate the tax basis of assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards. Adjustments related to differences between the estimates and actual amounts are recorded in the period the income tax returns are filed.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

     The Company recorded a net loss from continuing operations of $26.2 million for the year ended June 30, 2002 compared to a net loss of $10.2 million in 2001. The increase in net loss of $16.0 million is attributed to the net of a $43.8 million decrease in revenue, a $22.4 million decrease in operating expenses, a $4.6 million decrease in other non-operating income, a $0.4 million decrease in interest expense and a $9.6 million increase in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $27.4 million for the current year compared to $33.0 million for the prior period. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $23.2 million versus $27.6 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) totaled $3.7 million for the current period versus $3.9 million for the prior period.

     Production, marketing and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                                             Variance
                                                                        -------------------
                                                      2002      2001     Amount    Percent
                                                     -------  --------  ---------  --------
Natural Gas
   Production (Mmcf)                                   9,941    8,822(1)   1,119     12.68%
   Average sales price received ($per Mcf)              2.86     5.45      (2.59)   -47.52%
                                                     -------  --------  ---------  --------
   Sales ($in thousands)                              28,463   48,063    (19,600)   -40.78%
Oil
   Production (Mbbl)                                     124      108(1)      16     14.81%
   Average sales price received ($per Bbl)             21.11    25.94      (4.83)   -18.62%
                                                     -------  --------  ---------  --------
   Sales ($in thousands)                               2,618    2,812       (194)    -6.90%
Hedging                                                7,211   (9,567)    16,778    175.37%
Other                                                    647      247        400    161.94%
                                                     -------  --------  ---------  --------
Total oil and gas sales ($in thousands)              $38,939  $41,555   $ (2,616)    -6.30%
                                                     =======  ========  =========  ========
Marketing Revenue
   Volume (Mdth)                                       9,903   12,126     (2,223)   -18.33%
   Average sales price received ($per Dth)              3.14     5.42      (2.28)   -42.07%
                                                     -------  --------  ---------  --------
   Sales ($in thousands)                              31,125   64,890    (33,765)   -52.03%
Pipeline Revenue
   Volume (Mdth)                                       6,003    6,531       (528)    -8.08%
   Average sales price received ($per Dth)              1.68     2.47      (0.79)   -31.98%
                                                     -------  --------  ---------  --------
   ($in thousands)                                    10,084   16,152     (6,068)   -37.57%
                                                     -------  --------  ---------  --------
Total marketing and pipeline sales ($in thousands)   $41,209  $81,042   $(39,833)   -49.15%
                                                     =======  ========  =========  ========
Marketing Cost
   Volume (Mdth)                                       9,902   12,087     (2,185)   -18.08%
   Average price paid ($per Dth)                        2.98     5.16      (2.18)   -42.25%
                                                     -------  --------  ---------  --------
   Cost ($in thousands)                               29,525   62,219    (32,694)   -52.55%
Pipeline Cost
   Volume (Mdth)                                       4,870    5,455       (585)   -10.72%
   Average price paid ($per Dth)                        1.64     2.74      (1.10)   -40.15%
                                                     -------  --------  ---------  --------
   Cost ($in thousands)                                7,964   14,948     (6,984)   -46.72%
                                                     -------  --------  ---------  --------
Total marketing and pipeline cost ($in thousands)    $37,489  $77,167   $(39,678)   -51.42%
                                                     =======  ========  =========  ========

(1) Production does not include volumes related to the Penn Virginia acquisition between the effective date and the closing date.

     REVENUES.  Total  revenues  decreased  $43.8  million  or 33.7% between the
     ---------
years. The net decrease was due to a 49.2% decrease in gas marketing and pipeline sales, a 6.3% decrease in oil and gas sales, a 6.9% decrease in well operations and service revenues and a 65.4% decrease in other operating revenue.

     Revenues from gas marketing and pipeline sales decreased $39.8 million from $81.0 million during the period ended June 30, 2001 to $41.2 million in the period ended June 30, 2002. Gas marketing revenue decreased $33.7 million. The price decline corresponds with related indexes. The decline was partially offset by a $0.5 million bad debt write off during the prior period. Pipeline revenue, which has a sales and transportation component, decreased $6.1 million. The decrease in gas marketing and pipeline volumes is primarily due to the Company's reduction in the purchase of third party volumes.

     Revenues from oil and gas sales decreased a net of $2.6 million from $41.5 million for the year ended June 30, 2001 to $38.9 million for the year ended June 30, 2002. Natural gas sales declined $19.6 million and oil sales declined $0.2 million. The net decline is attributed to the following variances; gas price decrease $25.7 million, gas production increase $6.1 million, oil price decrease $0.6 million and oil production increase $0.4 million. The price decline corresponds with related indexes. The increased volume is primarily due to a full year of production related to the Penn Virginia acquisition, while the prior period had six months. The decreased production revenue was offset by recognized gains on related hedging transactions, which totaled a gain of $7.2 million for the year ended June 30, 2002 compared to a loss of $9.6 million for the year ended June 30, 2001. The average price per Mcfe, after hedging, was $3.64 and $4.39 for the years ended June 30, 2002 and 2001.

     Other operating revenue decreased $1.0 million. The current year income of $0.5 million is related to revenue earned by the Company's drilling subsidiary, Deep Rig, with no related revenue in the prior period. The prior year revenue of $1.5 million was related to a management contract with Allegheny that terminated March 31, 2001.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $22.4
     ---------------------
million or 16.8% between the periods primarily as a net result of a 51.4% decrease in gas marketing and pipeline costs, a 22.5% increase in field and lease operating expenses, a 35.6% increase in general and administrative expenses, a 35.8% decrease in taxes other than income, a 33.1% increase in oil and gas related depreciation, depletion and amortization expenses and a 45.7% increase in exploration and impairment costs.

     Gas marketing and pipeline costs decreased $39.7 million. Gas marketing cost decreased $32.7. The price decline corresponds with related indexes.
Pipeline costs decreased $7.0 million. The decrease in gas marketing and pipeline volumes purchased is due to the decline in volumes sold.

     Field and lease operating expenses increased $2.0 million. A full year of expenses related to the Penn Virginia acquisition, while the prior period had six months, accounted for a $0.4 million increase. The remaining increase is primarily related to payroll expenses and for repairs to roads and dikes damaged during flooding.

     General and administrative expenses increased $4.6 million because of higher costs, primarily related to payroll and employee benefits, legal fees, bad debt reserves and increased Texas activity.

     Taxes other than income decreased $1.2 million, of which $0.9 million is due to decreased oil and gas prices. Production taxes are based on wellhead prices and are not affected by hedging activity. The remaining $0.3 million is related to decreased franchise taxes.

     Oil and gas related depreciation, depletion and amortization expenses increased $3.1 million. The increase in production volumes primarily due to the Penn Virginia acquisition, accounted for $0.9 million. The remaining increase is primarily a result of increased depletion rates and production in Texas.

     Exploration and impairment expenses increased $8.7 million. The expenses were primarily due to dry hole costs, impairment of wells and property and various other geological and geophysical costs. The breakdown of costs by area are $13.1 million in the Gulf Coast, $6.6 million in New Zealand, $4.4 million in the Appalachian basin and $3.4 million in the West.

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  decreased $4.7
     -----------------------------
million when comparing the periods. This is primarily the result of $6.0 million less interest income due to decreases in the cash balances and interest rates when comparing the periods. This was partially offset by a $1.3 million decrease in other non-operating expense in fiscal year 2002.

     INCOME  TAX. The benefit for income taxes increased $9.6 million due to the
     ------------
$25.6  million  increased  loss  from  continuing  operation.


COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

     The Company recorded a net loss from continuing operations of $10.2 million for the year ended June 30, 2001 compared to a net loss of $26.5 million for the same period in 2000. The improvement of $16.3 million is attributed to the net of a $28.0 million increase in revenue, a $4.2 million increase in operating expenses, a $10.7 million increase in impairment and exploratory costs, a $2.2 million decrease to interest expense, a $5.6 million increase in other non-operating income and a $4.6 million decrease in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     -------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $33.0 million for the current year compared to $7.8 million for the prior period. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $27.6 million versus $10.7 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) had income of $3.9 million for the current period versus a loss of $2.9 million for the prior period.

     Production, marketing and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                                               Variance
                                                                          ------------------
                                                       2001       2000     Amount   Percent
                                                    ----------  --------  --------  --------
Natural Gas
   Production (Mmcf)                           (1)      8,822     7,399     1,423     19.23%
   Average sales price received ($per Mcf)               5.45      2.81      2.64     93.95%
                                                    ----------  --------  --------  --------
   Sales ($in thousands)                               48,063    20,808    27,255    130.98%
Oil
   Production (Mbbl)                           (1)        108       113        (5)    -4.42%
   Average sales price received ($per Bbl)              25.94     21.64      4.30     19.87%
                                                    ----------  --------  --------  --------
   Sales ($in thousands)                                2,812     2,455       357     14.54%
Hedging                                                (9,567)     (967)   (8,600)  -889.35%
Other                                                     247     1,573    (1,326)   -84.30%
                                                    ----------  --------  --------  --------
Total oil and gas sales ($in thousands)             $  41,555   $23,869   $17,686     74.10%
                                                    ==========  ========  ========  ========
Marketing Revenue
   Volume (Mdth)                                       12,126    21,050    (8,924)   -42.39%
   Average sales price received ($per Dth)               5.42      2.92      2.50     85.62%
                                                    ----------  --------  --------  --------
   Sales ($in thousands)                               64,890    61,137     3,753      6.14%
Pipeline Revenue
   Volume (Mdth)                                        6,531     7,142      (611)    -8.56%
   Average sales price received ($per Dth)               2.47      1.54      0.93     60.39%
                                                    ----------  --------  --------  --------
   ($in thousands)                                     16,152    11,019     5,133     46.58%
                                                    ----------  --------  --------  --------
Total marketing and pipeline sales ($in thousands)  $  81,042   $72,156   $ 8,886     12.31%
                                                    ==========  ========  ========  ========
Marketing Cost
   Volume (Mdth)                                       12,087    21,048    (8,961)   -42.57%
   Average price paid ($per Dth)                         5.16      2.94      2.22     75.51%
                                                    ----------  --------  --------  --------
   Cost ($in thousands)                                62,219    61,893       326      0.53%
Pipeline Cost
   Volume (Mdth)                                        5,455     6,066      (611)   -10.07%
   Average price paid ($per Dth)                         2.74      1.35      1.39    102.96%
                                                    ----------  --------  --------  --------
   Cost ($in thousands)                                14,948     8,208     6,740     82.12%
                                                    ----------  --------  --------  --------
Total marketing and pipeline cost ($in thousands)   $  77,167   $70,101   $ 7,066     10.08%
                                                    ==========  ========  ========  ========

     (1) Production does not include volumes related to the Penn Virginia acquisition between the effective date and the closing date.

     REVENUES.  Total  revenues  increased  $28.0  million  or 27.5% between the
     --------
years. The net increase was due to a 12.3% increase in gas marketing and pipeline sales, a 74.1% increase in oil and gas sales and a 100% increase in other operating revenue. Well operations and service revenues remained relatively constant.

     Revenues from gas marketing and pipeline sales increased $8.9 million from $72.1 million during the period ended June 30, 2000, to $81.0 million in the period ended June 30, 2001. Gas marketing revenue increased $3.8 million. Pipeline revenue increased $5.1 million. The decrease in volumes is primarily related to the Company's decision to exit the end-user market.

     Revenues from oil and gas sales increased $17.7 million from $23.9 million for the year ended June 30, 2000 to $41.5 million for the year ended June 30, 2001 due to an increase in both price and net production. The average Mcf price received for the year ended June 30, 2000 was $2.81 compared to $5.45 for the year ended June 30, 2001. The Company's net Mcf production for the year ended June 30, 2000 compared to the year ended June 30, 2001 increased 1,423.6 Mmcf, 19.2%, which is attributable to drilling and acquisitions. The average Bbl price received for the year ended June 30, 2000 was $21.64 compared to $25.94 for the year ended June 30, 2001 This price increase was offset by a 5,092 Bbl, 4.4%, drop in production for the year. The price and net production increases to revenue were offset by recognized losses on related hedging transactions, which totaled $9.6 million for the year ended June 30, 2001 compared to $1.0 million for the year ended June 30, 2000. The average price per Mcfe, after hedging, was $4.39 and $2.95 for the years ended June 30, 2001 and 2000.

     Revenues from other operations increased from zero during the year ended June 30, 2000 to $1.5 million during the year ended June 30, 2001. The increase in revenue is due to a management contract with Allegheny, which terminated March 31, 2001, whereby the Company provided Mountaineer with management services, subsequent to the sale.

     COSTS AND EXPENSES. The Company's costs and expenses increased $4.2 million
     ------------------
or 3.9% between the years primarily as a result of a 10.1% increase in gas marketing and pipeline costs and a 127.1% increase to taxes other than income. Field and lease operating expenses, general and administrative expenses and depreciation, depletion and amortization expenses remained relatively constant between the periods.

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

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  increased $5.6
     ----------------------------
million when comparing the periods ended June 30, 2001 to June 30, 2000. This is primarily due to interest income earned on cash and cash equivalents.

     INCOME  TAX.  The  provision for income taxes increased $4.6 million due to
     -----------
the  $20.9  million  increase  to  pre-tax  earnings  from continuing operation.


CAPITAL  EXPENDITURES
---------------------

     Expenditures for the exploration, development and acquisition of oil and gas properties are the Company's primary use of capital resources. The following table summarizes certain costs incurred for the years ended June 30 (in thousands):

               2002      2001     2000
              -------  --------  -------
Development   $10,977  $ 13,649  $ 5,869
Exploration    20,737    15,115    8,693
Acquisitions      717    80,394    4,160
              -------  --------  -------
    Total     $32,431  $109,158  $18,722
              =======  ========  =======

ACQUISITIONS
------------

     During the year ended June 30, 2002, the Company made the following significant acquisitions:

  - On July 6, 2001, the Company paid $18.1 million for interests in various oil and gas leases, seismic and technical data, contracts, right-of-ways and real and personal property in Texas. The acquisition had an effective date before year-end and as a result was recorded at June 30, 2001 with the purchase price reflected in other current liabilities. Also during fiscal year 2002, the Company increased its working interest in Texas properties to 80% in deep rights and 40% in shallow rights through the acquisition of a net 5,400 acres for $0.36 million.

  - A deposit of $1.2 million was paid for the purchase of certain oil and gas properties located in southern West Virginia. The total acquisition will be $6.0 million. The purchase includes proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres. This acquisition is subject to the approval of the Public Service Commission of West Virginia.

  - The Company purchased an interest in Alliance Energy Services Partnership for $2.8 million. The Company anticipates future expenditures related to this investment. The investment is accounted for under the cost method, as the Company does not have significant influence over management and operation of the partnership. The partnership provides energy solutions to customers.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has declined since June 30, 2001. Stockholders' equity has decreased from $64.8 million at June 30, 2001 to $37.1 million at June 30, 2002. The Company's working capital decreased from $53.0 million at June 30, 2001 to $1.8 million at June 30, 2002. The Company's cash decreased from $80.3 million at June 30, 2001 to $17.8 million at June 30, 2002. The Company's cash at September 25, 2002 was $18.2 million. In addition, earnings from continuing operations before interest charges, taxes, depreciation, depletion and amortization and impairment and exploratory costs ("EBITDAX") decreased from $33.7 million in the twelve month period ended June 30, 2001, to $19.7 million in the twelve month period ended June 30, 2002. The decrease in cash during the year was a result of the net use of approximately $62.5 million of cash for various operating and capital expenditure activities of the Company. The activities were primarily comprised of: the net investment of approximately $37.6 million in property, plant and equipment; payments of approximately $2.8 million for the acquisition of treasury stock and dividends; and the use of approximately $22.1 million of cash by operations during the year. The $22.1 million use of cash by operations during the year was primarily due to the payment of $18.1 million in July 2001 for the Company's acquisition of certain oil and gas interests in Texas, which had been accrued at June 30, 2001. (See Note 3 of Notes to Consolidated Financial Statements.)

     On June 21, 2002 Moody's Investors Service ("Moody's") downgraded the Company's debt rating. With a negative outlook, Moody's downgraded to Caa3 from Caa1 the Company's 9.5% Senior Subordinated Notes ("Notes") due 2007. Moody's stated that; "Further ratings actions are possible upon review of ECA's fiscal year-end June 30, 2002 reserve replacements after a year of heavy reinvestment, funded with cash-on-hand, and depending on whether ECA incurs additional secured debt to fund its drilling program." Moody's also stated that; "The downgrades reflect insufficient cash flow to cover interest expense and reserve replacement capital expenditures; asset coverage that is below the par value of the bonds; and declining production in spite of heavy FYE 2001 and FYE 2002 reinvestment in reserve acquisitions and development and exploration drilling." This could negatively impact the Company's ability to raise capital in the future or increase the cost of such capital. The Company's total proved reserves decreased by 9.5% in the fiscal year ended June 30, 2002. At July 1, 2002, total proved reserves were 201,050 Mmcfe compared to total proved reserves at July 1, 2001 of 222,254 Mmcfe.

     At June 30, 2002, the Company's principal source of liquidity consisted of $17.8 million of cash, plus $2 million available under an unsecured short-term credit facility currently in place. At June 30, 2002, no amounts were outstanding or committed under the short-term credit facility.

     On July 10, 2002, the Company entered into a $50 million revolving Credit Agreement (the "Agreement") with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005.

     The Agreement is secured by approximately 80% of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of September 25, 2002, there are $10 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is less than 2.5 to 1.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations and interest expense. Management anticipates that EBITDAX for fiscal year 2003 will approximate $35 million as compared to $19.7 million for fiscal year 2002; however, such results will not be sufficient to fully fund fiscal year 2003 projected interest charges of over $20 million and fund the Company's anticipated fiscal year 2003 capital expenditures program of $32 million. The Company's ability to achieve an EBITDAX of $35 million for fiscal year 2003 is highly dependant on product price and drilling success. The Company budget of $4.00 per Mmbtu for the price of natural gas and the Company's budget assumption for gas production is approximately 13.8 Bcf, which is an increase of 30% over production of approximately 10.6 Bcf in fiscal year 2002. There can be no assurance given that the Company will be able to achieve these goals. EBITDAX for fiscal years 2002, 2001 and 2000 was $19.7 million, $33.7 million and $4.1 million, respectively. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2003 projected interest charges and capital expenditures program, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances and working capital, permitted borrowings and the cash proceeds resulting from the sale of certain operating assets as well as the divestment of certain non-core assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

     In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may, from time to time, purchase its outstanding debt securities in open market purchases and/or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity, uses of capital and prospects for future access to capital. The amounts involved in any such transaction, individually or in the aggregate, may be material. Recently the Company purchased certain of the outstanding debt securities in privately negotiated transactions.

     The Company believes that its existing capital resources and its expected fiscal year 2003 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes. See Item 3 "Legal Proceedings" for a discussion related to the Company's receipt of Notice of Default from certain holders of the Notes.

     In addition to the revolving credit facility and Notes discussed above, the Company had various other obligations. The following table lists the Company's contractual obligations at June 30, 2002 (in thousands):

                                      2003      2004     2005   Thereafter    Total
                                    --------  --------  ------  -----------  --------
Senior subordinated notes                                       $   197,672  $197,672
Installment notes payable                213       213     213        1,006     1,645
Operating leases                       1,277     1,103     909          146     3,435
                                    --------  --------  ------  -----------  --------
Total contractual cash obligations  $  1,490  $  1,316  $1,122  $   198,824  $202,752
                                    ========  ========  ======  ===========  ========

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. At this time, the Company has no pending business combinations that would be affected by the adoption of this statement.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and other intangible assets and provides specific guidance for testing goodwill and other intangible assets for impairment. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized. These assets are required to be reviewed for impairment on a periodic basis. This statement is effective for the Company July 1, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with long-lived assets. The statement requires companies to recognize the fair value of an asset's retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset, which will then be systematically allocated to expense. The statement is effective for the Company July 1, 2002. As a preponderance of the Company's wells are within the Appalachian Basin, which are historically long-lived, disposal costs have been negligible. Therefore, management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred. The statement is effective for the Company July 1, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." One of the statement's requirements is to classify the resulting gain or loss from early debt retirement as ordinary income. Although the statement is effective in fiscal years beginning after May 15, 2002, the Company has elected early adoption. Therefore, the gain on the early extinguishment of debt during fiscal 2001 has been reclassified from extraordinary to other non-operating income. The adoption of the statement did not have a net effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities as certain costs were recognized as liabilities that did not meet the definition of a liability. This statement is effective for all exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                -------------------------------------------------
                                ABOUT MARKET RISK
                                -----------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. See Note 5 to the Consolidated Financial Statements for additional information. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into swap transactions, covering approximately 19.5% of its natural gas production through June 2004.

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production and the percentage of gas production hedged under physical delivery contracts remain at June 2002 levels, a 10% change in the average unhedged prices realized during the year would change the Company's gas and oil revenues by approximately $2.3 million on an annual basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of June 30, 2002, all of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. The Company has not attempted to hedge the interest rate risk associated with its debt.

FOREIGN  CURRENCY  EXCHANGE  RISK
----------------------------------

     Some of the Company's transactions are denominated in New Zealand dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at the period end exchange rates, and statements of income are translated at the average exchange rates during the period. Gains and losses resulting from foreign currency translation are included as a component of other comprehensive income.

                                   * * * * *

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ---------------------------------------------------




INDEPENDENT  AUDITORS'  REPORT
------------------------------

To the Stockholders and Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and comprehensive income for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP
Denver,  Colorado
September 20, 2002

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                            2002       2001
                                                ---------  ---------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 17,775   $ 80,336
                                                ---------  ---------
   Accounts receivable:
     Gas marketing and pipeline                    5,323      8,056
     Oil and gas sales                             7,284      7,525
     Other                                         6,924      8,264
                                                ---------  ---------
                                                  19,531     23,845
     Less allowance for doubtful accounts         (1,366)      (457)
                                                ---------  ---------
                                                  18,165     23,388

   Gas in storage, at lower of cost or market        199      1,069
   Income taxes receivable                         1,596          -
   Deferred income tax asset                       2,237      7,467
   Derivatives                                       454      4,391
   Prepaid and other current assets                4,035      1,978
                                                ---------  ---------
         Total current assets                     44,461    118,629

NET PROPERTY, PLANT AND EQUIPMENT (Note 2)       244,155    248,659
                                                ---------  ---------

OTHER ASSETS:
   Deferred financing costs, less accumulated
     amortization of $3,722 and $2,987             3,617      4,353
   Notes receivable - related parties              1,756      1,867
   Other                                          10,747      7,024
                                                ---------  ---------
         Total other assets                       16,120     13,244
                                                ---------  ---------

TOTAL                                           $304,736   $380,532
                                                =========  =========

See notes to consolidated financial statements.            (Continued)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          2002       2001
                                                            ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $ 15,683   $ 18,979
  Current portion of long-term debt                              121        151
  Funds held for future distribution                          11,414     14,666
  Income taxes payable                                             -        470
  Accrued taxes, other than income                             8,221      7,860
  Deferred income tax liability                                  180          -
  Other current liabilities                                    7,078     23,462
                                                            ---------  ---------
        Total current liabilities                             42,697     65,588
LONG-TERM OBLIGATIONS:
  Long-term debt                                             198,701    198,902
  Gas delivery obligation and deferred trust revenue           5,886     11,321
  Deferred income tax liability                                9,887     29,888
  Other long-term obligations                                  8,689     10,007
  Minority interest                                            1,732          -
                                                            ---------  ---------
        Total liabilities                                    267,592    315,706
                                                            ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    730 shares issued                                            730        730
  Class A non-voting common stock, no par value; 100
    shares authorized; 46 and 36 shares issued                 5,092      3,732
  Additional paid-in capital                                   5,503      5,503
  Retained earnings                                           36,422     63,653
  Treasury stock and notes receivable arising from
    issuance of common stock                                 (10,426)    (9,293)
  Accumulated other comprehensive income (loss)                 (177)       501
                                                            ---------  ---------
        Total stockholders' equity                            37,144     64,826
                                                            ---------  ---------
TOTAL                                                       $304,736   $380,532
                                                            =========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------

                                                                              2002       2001       2000
                                                                            ---------  ---------  ---------
REVENUES:
  Oil and gas sales                                                         $ 38,939   $ 41,555   $ 23,869
  Gas marketing and pipeline sales                                            41,209     81,042     72,156
  Well operations and service revenues                                         5,490      5,899      5,894
  Other                                                                          504      1,455          -
                                                                            ---------  ---------  ---------
                                                                              86,142    129,951    101,919
                                                                            ---------  ---------  ---------
COSTS AND EXPENSES:
  Field operating expenses                                                    10,916      8,910      8,143
  Gas marketing and pipeline cost of sales                                    37,489     77,167     70,101
  Purchase commitment costs                                                        -          -      4,945
  General and administrative                                                  17,360     12,804     13,647
  Taxes, other than income                                                     2,175      3,389      1,492
  Depletion and depreciation of oil and gas properties                        12,362      9,290      8,847
  Depreciation of pipelines, other property and equipment                      2,934      2,763      2,892
  Exploration and impairment                                                  27,694     19,014      8,347
                                                                            ---------  ---------  ---------
                                                                             110,930    133,337    118,414
                                                                            ---------  ---------  ---------
        Loss from operations                                                 (24,788)    (3,386)   (16,495)
                                                                            ---------  ---------  ---------
OTHER (INCOME) AND EXPENSE:
  Interest expense                                                            19,671     20,094     22,302
  Gain on sale of assets                                                        (319)      (211)      (101)
  Interest income and other                                                   (1,135)    (5,838)      (377)
                                                                            ---------  ---------  ---------
                                                                              18,217     14,045     21,824
                                                                            ---------  ---------  ---------
Loss from continuing operations before income taxes and minority interest    (43,005)   (17,431)   (38,319)
Benefit for income taxes                                                     (16,822)    (7,232)   (11,811)
                                                                            ---------  ---------  ---------
Loss from continuing operations before minority interest                     (26,183)   (10,199)   (26,508)
Minority interest                                                                 (3)         -          -
                                                                            ---------  ---------  ---------
Loss from continuing operations                                              (26,180)   (10,199)   (26,508)
  Disposal of utility operations:
    Income (loss) from utility operations, net of tax                              -     (1,847)     8,077
    Gain on sale of utility, net of tax                                            -     84,402          -
                                                                            ---------  ---------  ---------
    Net income from disposal of utility operations                                 -     82,555      8,077
                                                                            ---------  ---------  ---------

NET INCOME (LOSS)                                                           $(26,180)  $ 72,356   $(18,431)
                                                                            =========  =========  =========

Earnings (loss) per common share, basic and diluted
   Loss from continuing operations                                          $ (39.80)  $ (15.34)  $ (40.11)
   Discontinued operations                                                         -     124.20      12.22
                                                                            ---------  ---------  ---------
   Earnings (loss) per common share                                         $ (39.80)  $ 108.86   $ (27.89)
                                                                            =========  =========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
                                                   Class A    Additional    Retained                Notes Received/
                                          Common    Common     Paid-In      Earnings    Treasury      Issuance of
                                          Stock     Stock      Capital     (Deficit)     Stock           Stock
                                         --------  --------  ------------  ----------  ----------  -----------------
Balance, June 30, 1999                   $   721   $  2,940  $     4,656   $  13,598   $  (5,896)  $         (1,365)
  Comprehensive loss                                                         (18,388)
  Common stock issued for services             2                     146
  Redemption of common stock and
  related note receivable                     (5)                   (187)                                       192
  Purchase of treasury stock - common                                                       (223)
  Purchase of treasury stock - Class A                                                      (165)
  Reduction of notes receivable                                                                                  28
                                         --------  --------  ------------  ----------  ----------  -----------------
Balance June, 30, 2000                       718      2,940        4,615      (4,790)     (6,284)            (1,145)
  Comprehensive income                                                        72,991
  Dividends ($5.80 per share)                                                 (3,870)
  Common stock issued for services            12                     888
  Class A stock issued for services                     792
  Purchase of treasury stock - common                                                     (1,455)
  Purchase of treasury stock - Class A                                                      (465)
  Reduction of notes receivable                                                                                  56
                                         --------  --------  ------------  ----------  ----------  -----------------
Balance, June 30, 2001                       730      3,732        5,503      64,331      (8,204)            (1,089)
  Comprehensive loss                                                         (26,858)
  Dividends ($1.60 per share)                                                 (1,051)
  Class A stock issued for services                   1,360
  Purchase of treasury stock - common                                                     (1,262)
  Purchase of treasury stock - Class A                                                      (571)
  Reduction of notes receivable                                                                                 700
                                         --------  --------  ------------  ----------  ----------  -----------------
Balance, June 30, 2002                   $   730   $  5,092  $     5,503   $  36,422   $ (10,037)  $           (389)
                                         ========  ========  ============  ==========  ==========  =================


                                          Accum. Other
                                          Comprehensive    Stockholders'
                                          Income (Loss)       Equity
                                         ---------------  ---------------
Balance, June 30, 1999                   $         (177)  $       14,477
  Comprehensive loss                                             (18,388)
  Common stock issued for services                                   148
  Redemption of common stock and
  related note receivable                                              -
  Purchase of treasury stock - common                               (223)
  Purchase of treasury stock - Class A                              (165)
  Reduction of notes receivable                                       28
                                         ---------------  ---------------
Balance June, 30, 2000                             (177)          (4,123)
  Comprehensive income                                            72,991
  Dividends ($5.80 per share)                                     (3,870)
  Common stock issued for services                                   900
  Class A stock issued for services                                  792
  Purchase of treasury stock - common                             (1,455)
  Purchase of treasury stock - Class A                              (465)
  Reduction of notes receivable                                       56
                                         ---------------  ---------------
Balance, June 30, 2001                             (177)          64,826
  Comprehensive loss                                             (26,858)
  Dividends ($1.60 per share)                                     (1,051)
  Class A stock issued for services                                1,360
  Purchase of treasury stock - common                             (1,262)
  Purchase of treasury stock - Class A                              (571)
  Reduction of notes receivable                                      700
                                         ---------------  ---------------
Balance, June 30, 2002                   $         (177)  $       37,144
                                         ===============  ===============

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------

                                                                                      2002        2001       2000
                                                                                    ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations                                                 $(26,180)  $ (10,199)  $(26,508)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depletion, depreciation and amortization                                       16,031      12,911     12,538
       Gain on sale of assets                                                           (319)       (211)      (101)
       Deferred income taxes                                                         (12,492)     28,359    (11,099)
       Exploration and impairment                                                     27,227      18,591      5,979
       Other, net                                                                      2,322      (4,711)     4,413
                                                                                    ---------  ----------  ---------
                                                                                       6,589      44,740    (14,778)
Changes in assets and liabilities:
    Accounts receivable                                                                3,187      (2,936)       420
    Gas in storage                                                                       870        (304)      (408)
    Income taxes receivable                                                           (2,066)    (33,821)     1,079
    Prepaid and other assets                                                          (1,900)        (32)       163
    Accounts payable                                                                  (2,218)      6,341        (42)
    Funds held for future distributions                                               (3,253)      1,678        902
    Other                                                                            (23,405)     14,631      7,670
                                                                                    ---------  ----------  ---------
       Net cash provided (used) by operating activities from continuing operations   (22,196)     30,297     (4,994)
       Net cash provided (used) by operating activities from disposed operations           -     (48,335)     7,286
                                                                                    ---------  ----------  ---------
       Net cash provided (used) by operating activities                              (22,196)    (18,038)     2,292
                                                                                    ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (38,294)   (112,863)   (19,299)
    Proceeds from sale of assets                                                         704       1,517        428
    Notes receivable and other                                                            86      (4,192)      (300)
                                                                                    ---------  ----------  ---------
       Net cash used by investing activities from continuing operations              (37,504)   (115,538)   (19,171)
       Net cash provided (used) by investing activities from disposed operations           -     224,765    (23,842)
                                                                                    ---------  ----------  ---------
       Net cash provided (used) by investing activities                              (37,504)    109,227    (43,013)
                                                                                    ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                           -       7,825     16,250
    Principal payment on long-term debt                                                 (145)    (21,850)   (29,094)
    Proceeds (payment) on short-term borrowing                                             -      (2,000)     2,000
    Purchase of treasury stock and other financing activities                         (1,663)     (1,072)      (214)
    Prepayment of future gas delivery                                                      -           -     10,000
    Dividends paid                                                                    (1,053)     (3,605)         -
                                                                                    ---------  ----------  ---------
       Net cash used by financing activities from continuing operations               (2,861)    (20,702)    (1,058)
       Net cash provided by financing activities from disposed operations                  -       6,539     32,926
                                                                                    ---------  ----------  ---------
       Net cash provided (used) by financing activities                               (2,861)    (14,163)    31,868
                                                                                    ---------  ----------  ---------
       Net increase (decrease) in cash and cash equivalents                          (62,561)     77,026     (8,853)
       Cash and cash equivalents, beginning of period                                 80,336       3,310     12,163
                                                                                    ---------  ----------  ---------
Cash and cash equivalents, end of period                                            $ 17,775   $  80,336   $  3,310
                                                                                    =========  ==========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                   2002       2001      2000
                                                 ---------  --------  ---------
Net income (loss)                                $(26,180)  $72,356   $(18,431)
                                                 ---------  --------  ---------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change                        1,627    (1,980)        43
    Marketable securities:
       Unrealized gain (loss)                        (106)      136
    Oil and gas derivatives:
       Net cumulative effect adjustment                      (2,153)
       Current period transactions                  1,999      (541)
       Reclassification to earnings                (4,198)    5,173          -
                                                 ---------  --------  ---------
Other comprehensive income (loss), net of tax        (678)      635         43
                                                 ---------  --------  ---------
Comprehensive income (loss)                      $(26,858)  $72,991   $(18,388)
                                                 =========  ========  =========

See notes to consolidated financial statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

     The Company, through its other wholly owned subsidiaries Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"), is also engaged in the exploration for and production of oil and natural gas primarily in Texas, California and New Zealand.

     In August 2000, the Company sold its wholly owned regulated gas distribution utility, Mountaineer Gas Company and Subsidiaries ("Mountaineer"). See Note 4.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The following is a summary of the significant accounting policies followed by the Company.

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company; Eastern American and its subsidiaries; Westech and WENZ and its investment in certain New Zealand oil and gas exploration joint ventures. Investments in affiliates in which the Company owns greater than 50% are consolidated. Investments in which the Company owns from 20% to 50% are accounted for by the equity method if the Company has the ability to exert significant influence over the investee. Investments in less than 20% owned affiliates and affiliates in which the Company does not exhibit significant influence are accounted for under the cost method. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All material intercompany transactions have been eliminated in consolidation.

     Cash  and  Cash  Equivalents - Cash and cash equivalents include short-term
     ----------------------------
     investments  maturing  in  three  months  or  less  from the date acquired.

     Property,  Plant  and  Equipment - Oil and gas properties are accounted for
     --------------------------------
     using the successful efforts method of accounting. Under this method, certain expenditures such as exploratory geological and geophysical costs, exploratory dry hole costs, delay rentals and other costs related to exploration are recognized currently as expenses. All direct and certain indirect costs relating to property acquisition, successful exploratory wells, development costs, and support equipment and facilities are capitalized. The Company computes depletion, depreciation and amortization of capitalized oil and gas property costs on the units-of-production method using proved developed reserves. Direct production costs, production overhead and other costs are charged against income as incurred. Gains and losses on the sale of oil and gas property interests are generally recognized in income.

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

     At June 30 property, plant and equipment consisted of the following (in thousands):

                                                              2002        2001
                                                           ----------  ----------
Oil and gas properties                                     $ 320,148   $ 317,225
Pipelines                                                     20,703      19,569
Other property and equipment                                  19,598      14,088
                                                           ----------  ----------
                                                             360,449     350,882
Less accumulated depletion, depreciation and amortization   (116,294)   (102,223)
                                                           ----------  ----------
Net property, plant and equipment                          $ 244,155   $ 248,659
                                                           ==========  ==========

     Long-Lived  Assets  -  Statement of Financial Accounting Standards ("SFAS")
     ------------------
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires all companies to assess long-lived assets and assets to be disposed of for impairment. For the year ended June 30, 2002, the Company recognized impairment of oil and gas property of approximately $19.3 million, and $0.1 million related to its natural gas fueling operations. During fiscal year 2001, in addition to the usual impairment of oil and gas property of approximately $11.4 million, the Company recognized impairment expense of $5.7 million related to a failed computer software conversion and $0.3 million related to its natural gas fueling operations.

     Deferred  Financing  Costs  -  Certain  legal,  underwriting fees and other
     --------------------------
     direct expenses associated with the issuance of credit agreements, lines of credit and other financing transactions have been capitalized. These financing costs are being amortized over the term of the related credit agreement.

     Foreign  Currency  Translation  -  The  translation  of  applicable foreign
     ------------------------------
     currencies into U.S. dollars is performed for accounts using current exchange rates in effect at the balance sheet date. The cumulative translation adjustment is included in stockholders' equity.

     Income  Taxes  -  Deferred  income  taxes  reflect the impact of "temporary
     -------------
     differences" between assets and liabilities recognized for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109, "Accounting For Income Taxes". A valuation allowance is established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

     Gas  Delivery  Obligation  -  Gas  delivery  obligation represents deferred
     -------------------------
     revenues on gas sales where the Company has received an advance payment. The Company recognizes the actual gas sales revenue in the period the gas delivery takes place.

     Revenues  and  Gas  Costs  -  Oil and gas sales, and marketing and pipeline
     -------------------------
     revenues are recognized as income when the oil or gas is produced and sold. Gas costs are expensed as incurred.

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

     Derivatives  -  As  of  July  1,  2000,  the  Company adopted SFAS No. 133,
     -----------
     "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income; to the extent the hedge is effective, until the hedged item is recognized in earnings. Hedge effectiveness is measured monthly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

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

     Environmental  Concerns  -  The  Company  is  continually taking actions it
     -----------------------
     believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2002, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.

     Recent  Accounting  Pronouncements - In June 2001, the Financial Accounting
     ----------------------------------
     Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. At this time, the Company has no pending business combinations that would be affected by the adoption of this statement.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and other intangible assets and provides specific guidance for testing goodwill and other intangible assets for impairment. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized. These assets are required to be reviewed for impairment on a periodic basis. This statement is effective for the Company July 1, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with long-lived assets. The statement requires companies to recognize the fair value of an asset's retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset, which will then be systematically allocated to expense. The statement is effective for the Company July 1, 2002. As a preponderance of the Company's wells are within the Appalachian Basin, which are historically long-lived, disposal costs have been negligible. Therefore, management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred. The statement is effective for the Company July 1, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." One of the statement's requirements is to classify the resulting gain or loss from early debt retirement as ordinary income. Although the statement is effective in fiscal years beginning after May 15, 2002, the Company has elected early adoption. Therefore, the gain on the early extinguishment of debt during fiscal 2001 has been reclassified from extraordinary to other non-operating income. The adoption of the statement did not have a net effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities as certain costs were recognized as liabilities that did not meet the definition of a liability. This statement is effective for all exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     Supplemental  Disclosures of Cash Flow Information - Supplemental cash flow
     --------------------------------------------------
     information for the years ended June 30 is as follows (in thousands):

                                                2002     2001     2000
                                               -------  -------  -------
Cash paid for:
   Interest                                    $18,935  $19,210  $21,360
   Income taxes, net                               114   37,983      242
Noncash investing and financing activities:
   Dividends declared and unpaid at year end       262      265        -
   Liabilities assumed in acquisition                -      824        -

3.   ACQUISITIONS

     On December 29, 2000, the Company purchased Penn Virginia Oil and Gas Corporation's ("Penn Virginia") interests in various oil and gas leases, wells, pipelines, contracts, partnership interests, right-of-ways, personal property and tax credits. After certain adjustments, the Company paid $57.2 million in cash and assumed a $0.8 million note.

     On July 6, 2001, the Company paid $18.1 million for interests in various oil and gas leases, seismic and technical data, contracts, right-of-ways and real and personal property in Texas. The acquisition had an effective date before year-end and as a result was recorded at June 30, 2001 with the purchase price reflected in other current liabilities. Also during fiscal year 2002, the Company increased its working interest in Texas properties to 80% in deep rights and 40% in shallow rights through the acquisition of a net 5,400 acres for $0.36 million.

     A deposit of $1.2 million was paid for the purchase of certain oil and gas properties located in southern West Virginia. The total acquisition will be $6.0 million. The purchase includes proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres. This acquisition is subject to the approval of the Public Service Commission of West Virginia.

     The Company purchased an interest in Alliance Energy Services Partnership for $2.8 million. The Company anticipates future expenditures related to this investment. The investment is accounted for under the cost method, as the Company does not have significant influence over management and operation of the partnership. The partnership provides energy solutions to customers.

4.   DISPOSITIONS

     On August 18, 2000, the Company sold all of the stock of its wholly owned natural gas distribution company, Mountaineer, to a subsidiary of Allegheny Energy, Inc. ("Allegheny") for approximately $325.7 million, which included the assumption of $100.1 million of debt and payment of approximately
     $225.6 million to the Company. The Company realized an after-tax gain of $84.4 million on this transaction. Net proceeds from the sale were subject to certain reinvestment provisions of the Company's $200 million Senior Subordinated Notes (the "Notes").

     The operating results of the discontinued operations for the years ended June 30 are as follows (in thousands):

                                             2002   2001 (1)     2000
                                             -----  ---------  --------
Net sales                                    $   -  $  9,929   $178,882
                                             -----  ---------  --------
Income (loss) before income taxes                -    (3,164)    11,048
Income taxes provision (benefit)                 -    (1,317)     3,691
                                             -----  ---------  --------
Income (loss) from discontinued operations   $   -  $ (1,847)  $  7,357
                                             =====  =========  ========

 (1)  Discontinued operations for one and one half months in fiscal year 2001


5.   RISK  MANAGEMENT

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedge is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place at June 30, 2002 are designated as cash flow hedges. At June 30, 2001, the Company had swap agreements maturing from July 2001 through December 2002 covering

     4,455,700 Mmbtu. At June 30, 2001 the company had recorded a $2.5 million gain in accumulated other comprehensive income, $4.4 million of short term derivative assets, $0.3 million short term derivative liabilities, $0.1 million long term derivative liability and $1.5 million in deferred tax liability. At June 30, 2002, the Company had swap agreements maturing from July 2002 through June 2004 covering 2,292,200 Mmbtu. As of June 30, 2002 the Company has recorded a $0.3 million gain in accumulated other comprehensive income, $0.4 million in short term derivative asset, $0.1 million in long term derivative asset, $0.1 million short term derivative liability, and $0.1 million in deferred tax liability.

     For the year ended June 30, 2002 the Company recognized a net gain in revenues on its natural gas hedging activities of $6.7 million. For the years ended June 30, 2001 and 2000, the Company recognized a net loss in revenues on its natural gas hedging activities of $8.3 million and $0.9 million, respectively. The estimated net amount of the existing gains within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $0.3 million.

6.   DEBT

     Long-Term  Debt  - At June 30 long-term debt consisted of the following (in
     ---------------
     thousands):

                                                                      2002       2001
                                                                    ---------  ---------
ECA senior subordinated notes, interest at 9.5% payable
   semi-annually, due May 15, 2007                                  $197,672   $197,672
Installment notes payable, at imputed interest rates ranging from
   from 8.0% to 9.5%                                                   1,150      1,381
                                                                    ---------  ---------
                                                                     198,822    199,053
Less current portion                                                    (121)      (151)
                                                                    ---------  ---------
                                                                    $198,701   $198,902
                                                                    =========  =========

     The Company's debt agreement contains certain restrictions and conditions among which are limitations on indebtedness, dividends and investments, and certain interest coverage ratio requirements. The agreement requires the Company to maintain certain financial covenants, including restriction on funded debt and restrictions on the amount of dividends that can be declared.

     Scheduled maturities of the Company's long-term debt at June 30, 2002 for each of the next five years and thereafter are as follows (in thousands):

2003                                   $    213
2004                                        213
2005                                        213
2006                                        213
2007                                    197,781
Thereafter                                  684
                                       --------
Total payments                          199,317
Less:  imputed interest                     495
                                       --------
Present value of scheduled maturities  $198,822
                                       ========

     Early  Extinguishment  of  Senior Subordinated Notes - On November 9, 2000,
     ----------------------------------------------------
     the Company commenced a tender offer to purchase, for cash, all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes expired on December 11, 2000. Approximately $2.3 million of the notes were tendered and retired, which resulted in a gain of $0.56 million.

     Revolving Credit - On July 10, 2002, the Company entered into a $50 million
     ----------------
     revolving Credit Agreement (the "Agreement") with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by approximately 80% of the existing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of September 20, 2002, there are currently $10 million in outstanding borrowings under the Agreement.

     Other  Credit  Facilities  - The Company has an unsecured revolving line of
     -------------------------
     credit totaling $2 million with a financial institution with an interest rate of prime plus 0.5%, which expires November 30, 2002. There were no amounts outstanding under the line of credit as of June 30, 2002 and 2001 respectively.

     Other  Notes  - In December 2000, the Company assumed a note as part of the
     ------------
     Penn Virginia acquisition. Per the agreement, the Company will pay consecutive equal monthly payments with the first scheduled payment to be made by the Company on January 15, 2000 and the final scheduled payment due on April 15, 2014. As of June 30, 2002 and 2001, the balance due was $1.2 million and $1.3 respectively.

     The Company purchased certain pipelines during 1998 constituting a natural gas gathering system in the State of West Virginia. The Company will pay the seller $1.2 million for the facilities. In accordance with the agreement, the Company paid $0.3 million at closing with the balance due to the seller in one hundred consecutive equal monthly installments beginning in March 1998. As of June 30, 2002 and 2001, the balance due to the seller was $0.5 and $0.6 million respectively.

7.   INCOME  TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                     2002       2001       2000
                                   ---------  ---------  ---------
Current:
   Federal                         $ (3,436)  $(27,749)  $   (666)
   State                              1,385     (7,842)       (46)
                                   ---------  ---------  ---------
   Total current                     (2,051)   (35,591)      (712)
                                   ---------  ---------  ---------
Deferred:
   Federal                          (13,381)    23,115    (11,477)
   State                             (1,390)     5,244        378
                                   ---------  ---------  ---------
   Total deferred                   (14,771)    28,359    (11,099)
                                   ---------  ---------  ---------
   Total benefit for income taxes  $(16,822)  $ (7,232)  $(11,811)
                                   =========  =========  =========

     A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30 is summarized below (in thousands):

                                                          2002       2001      2000
                                                        ---------  --------  ---------
Tax benefit at the federal statutory rate               $(15,051)  $(6,101)  $(13,028)
State taxes, net of federal tax effects                   (2,516)   (1,151)    (1,781)
Effect of rate change                                        103      (176)
Section 29 tax credits                                         -    (2,277)
Change in valuation allowance on federal, foreign
  and state deferred tax assets, net of federal effect    (2,048)               2,000
Investment tax credit expiration                                                  532
Other, net                                                 2,690     2,473        466
                                                        ---------  --------  ---------
Benefit for income taxes                                $(16,822)  $(7,232)  $(11,811)
                                                        =========  ========  =========

     Components of the Company's deferred tax assets and liabilities, as of June 30 are as follows (in thousands):

                                               2002       2001
                                             ---------  ---------
  Deferred tax assets:
    Royalty Trust agreements                 $  7,830   $  7,501
    Tax credits and carryforwards              10,113      3,710
    Other                                       3,874      3,238
                                             ---------  ---------
      Total deferred tax assets                21,817     14,449
                                             ---------  ---------
  Deferred tax liabilities:
    Property, plant and equipment             (25,249)   (27,545)
    Federal income tax on state tax credits         -     (1,261)
    Other liabilities                          (4,218)    (4,913)
                                             ---------  ---------
      Total deferred tax liabilities          (29,467)   (33,719)
                                             ---------  ---------
  Valuation allowance                               -     (3,151)
                                             ---------  ---------
  Net deferred income tax liability            (7,650)   (22,421)
  Current deferred tax asset                    2,237      7,467
                                             ---------  ---------
  Net long-term deferred tax liability       $ (9,887)  $(29,888)
                                             =========  =========

At June 30, 2002 the Company has the following federal and state tax credits and carryforwards (in thousands):

                                           Year of
                                 Amount   Expiration
                                 -------  ----------
  AMT tax credits                $ 9,355  None
                                 -------
  Total federal credits          $ 9,355
                                 =======
  Net operating loss carryovers  $   758   2005-2021
                                 -------
  Total state carryovers         $   758
                                 =======

     At June 30, 2001, the Company had West Virginia state tax credits of $3.7 million. The Company was eligible for relocation incentives taken in the form of tax credits from West Virginia. The incentive amounts were based upon investments made and jobs created in that state. Tax credits generated by the Company were used primarily to offset the payment of severance, property and state income taxes. Based on the then existing future taxable temporary differences and projections of future West Virginia severance, property and state income taxes, management had provided a valuation allowance of $3.2 million for that portion of the credits that were not expected to be utilized. At June 30, 2002 the Company had utilized the entire $3.7 million of WV state tax credits and had reversed the related $3.2 million valuation allowance.

8.   EMPLOYEE  BENEFIT  PLANS

     The Company and certain subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. One-half of the pool is generally paid to eligible employees within 120 days of the end of the fiscal year and one-half is deferred to the following year. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however, employees with less than two years of employment may participate under certain circumstances. The Company recognized $0; $1.3 million and $0.9 million of profit sharing expense during the years ended June 30, 2002, 2001 and 2000.

     The Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $0.39 million, $0.24 million and $0.23 million for the years ended June 30, 2002, 2001, and 2000.

9.   CAPITAL  STOCK

     Voting  Common  Stock - In  May 1995, the Company was reincorporated in the
     ---------------------
     State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

     The Company has agreements with a stockholder covering the sale or disposition of common stock that provides the stockholder cannot sell stock without first offering such shares to the Company. At June 30, 2002 49,710 shares were subject to the agreements. Under certain circumstances, the Company would be required to purchase the related stock if not previously tendered to the Company or otherwise sold or disposed of in accordance with the provisions of the agreement.

     Class  A  Non-Voting Common Stock - In August 1998, the Company amended its
     ---------------------------------
     articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock.

     Treasury Stock - At June 30, 2002, the Company had 104,984 shares of voting
     --------------
     common stock in treasury, carried at cost. The Company purchased 10,630 and 16,342 shares of voting common stock during the years ended June 30, 2002 and 2001, respectively. At June 30, 2002, the Company had 14,380 shares of non-voting Class A stock in treasury, carried at cost. The Company purchased 3,993 and 4,160 shares of non-voting Class A stock during the years ended June 30, 2002 and 2001.

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
                                       ---------
                                          30,000
                                       =========

     No options were exercised for either of the years ended June 30, 2002 or 2001. Therefore, as of June 30, 2002, all the options were exercisable. Fair value of the options at the grant dates, as estimated by management, was nominal.

10.  EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net loss from continuing operations per common share for the years ended June 30 is as follows:

                                  2002       2001      2000
                                ---------  --------  ---------
Earnings (loss) (in thousands)  $(26,180)  $(10,199) $(26,508)
Shares                           657,707    664,673   660,928
Per share amount                $ (39.80)  $ (15.34) $ (40.11)

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

                                           2002      2001      2000
                                         --------  --------  --------
Current assets                           $ 11,336  $10,744
Oil and gas properties                    100,833   84,050
Other assets                                1,966    3,233
                                         --------  --------
    Total assets                         $114,135  $98,027
                                         ========  ========
Current liabilities                      $ 14,505  $12,955
Long-term debt                             51,700   54,200
Other liabilities                           8,092    1,433
Redeemable preferred shares                34,287   33,650
Members' equity (deficit)                   1,764   (4,211)
Accumulated other comprehensive income      3,787        -
                                         --------  --------
   Total liabilities and equity          $114,135  $98,027
                                         ========  ========
Net sales                                $ 46,160  $36,551   $19,722
Operating income                           14,578    9,338       200
Net income (loss)                        $ 10,259  $ 5,267   $(1,517)

12.  OPERATING  LEASES

     The Company has noncancelable operating lease agreements for the rental of office space, computers and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.4 million, $1.3 million and $1.2 million for the years ended June 30, 2002, 2001 and 2000.

     At June 30, 2002 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):

2003        $1,277
2004         1,103
2005           909
2006            98
2007            16
Thereafter      32
            ------
            $3,435
            ======


13.  RELATED  PARTY  TRANSACTIONS

     The Company has entered into a rental arrangement for office space from a corporation in which certain officers are shareholders. Rent payments totaled $0.56 million, $0.56 million and $0.42 million for the years ended June 30, 2002, 2001 and 2000.

     The Company advanced funds to certain officers and other related parties, at 7% to 8% interest. Balances totaled $0.3 million and $0.6 million, at June 30, 2002 and 2001. A provision in the agreement cancels the principal balance if the employee remains in the continuous employment of the Company for three to four years, depending on the agreement.

     In 1998, the Company issued promissory notes to certain employees as part of a Class A incentive stock purchase agreement, whereby 13,669 shares were issued at $75 per share. The carrying value of these notes was $0.2 million at June 30, 2002 and $0.9 million at June 30, 2001. The notes have interest rates of 6.5% and 8%. A provision in the agreements cancels the principal balance if the employee remains in the continuous employment of the Company through December 31, 2005. In addition, between 1995 and 1997, the Company issued 19,200 shares of common stock as part of an incentive stock option agreement with two officers for promissory notes. The carrying value of these notes was $0.19 million at June 30, 2002 and 2001. Interest rates are calculated at LIBOR plus 1.5%. No cancellation provision was included with this stock incentive program.

     During fiscal 1999, the Company purchased from certain officers and directors, for $2.4 million, volumetric production from wells in New Zealand. Future production, totaling 3.3 million Mcf, otherwise allocable to the officers and directors will be allocated to the Company. The Company has recorded the payment as an investment in oil and gas properties. The remaining book value of this asset at June 30, 2002 is $1.0 million.

14.  COMMITMENTS  AND  CONTINGENCIES

     In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of the Eastern American Natural Gas Trust ("Royalty Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment and is currently classified as other current and long-term liabilities. As of June 30, 2000, the Company determined that due to the rising cost of transporting gas, the total deferred revenue would not be realizable. Therefore, $4.9 million, the amount related to the royalty portion, was impaired and $6.2 million, the amount related to the term portion, was reclassified to other current and long-term liabilities. These amounts are amortized as the associated volumes are sold. The remaining unamortized other current and long-term liabilities are $9.0 and $10.0 million at June 30, 2002 and 2001, respectively.

     The Company has a gas sales contract, which requires the Company to sell up to 4,800 but not less than 3,200 Mmbtu per day beginning January 1, 2002 through December 31, 2003. Under the contract the Company receives a 10.5 cent to 15.5 cent premium above the posted Appalachian Index.

     The Company entered into a gas sale and purchase agreement with Allegheny whereby it began the delivery of natural gas on November 1, 2001. The Company received a $10 million prepayment pursuant to the agreement, which is recorded as deferred revenue on the balance sheet. Potentially, the Company has the ability to receive additional prepayments up to $20 million, pending the ability to present a letter of credit equal to the prepayment.

     On November 30, 2001, the Company entered into a natural gas sales contract with Mountaineer Gas Company, doing business as Allegheny Power, to deliver 5,500 Dth per day. Under the pricing terms, the Company will never receive less than $2.75 per Dth plus the Columbia Gas Transmission ("TCO") Appalachia Basis or more than $4.85 per day plus the TCO Appalachia Basis. The contract began on December 1, 2001 and continues through October 31, 2004.

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

     Long-Term  Debt  -  The Company's subordinated debt is traded publicly. The
     ---------------
     market value at the end of the year was used for valuation purposes. The remaining portion of the Company's long-term debt is comprised of fixed rate facilities; for this portion, fair value was estimated using discounted cash flows based upon the Company's estimated current borrowing rates for debt with similar maturities. At June 30, 2002, the fair value of the Company's debt was $129.6 million and the book value was $198.8 million.

     Derivative  Financial  Instruments - All derivative instruments held by the
     ----------------------------------
     Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivative fair values are deferred until the underlying transaction occurs. Gains or losses are then recognized in the income statement or recorded as part of the underlying assets or liability, depending on the circumstances. Derivative positions are settled if the underlying transaction is no longer expected to occur, with the related gains and losses recognized in earnings in the period settlement occurs. Option premiums paid are recorded as assets and expensed over the life of the option. Derivatives generally have initial terms of less than three years, and all currently hedged transactions are expected to occur within the next three years. See Note 5 for additional information regarding the Company's derivative holdings.

16.  INDUSTRY  SEGMENTS

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. Management utilizes earnings before interest, income taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX") to evaluate each segment's operations.

     Summarized financial information for the Company's reportable segments is shown in the following table. The "other" column includes items related to drilling rig operations and corporate items (in thousands):

                                         Exploration    Marketing
                                             and           and
                                         Production     Pipeline     Other     Consolidated
                                        -------------  -----------  --------  --------------
                2002
Sales to unaffiliated customers         $     44,429   $   41,209   $   504   $      86,142
Depreciation, depletion, amortization         13,741          859       696          15,296
Impairment and exploratory costs              26,127           89     1,478          27,694
Operating profit (loss)                      (22,775)         279    (2,292)        (24,788)
Interest expense, net                         21,238       (6,922)    3,663          17,979
EBITDAX                                       18,795        1,498      (635)         19,658
Total assets                                 186,587       78,226    39,923         304,736
Capital expenditures                          33,679          145     4,470          38,294
--------------------------------------------------------------------------------------------
                2001
Sales to unaffiliated customers         $     45,906   $   81,042   $ 1,455   $     128,403
Intersegment revenues                          1,548                                  1,548
Depreciation, depletion, amortization         10,653          973       427          12,053
Impairment and exploratory costs              11,458          287     7,269          19,014
Operating profit (loss)                       (3,595)          41       168          (3,386)
Interest expense, net                         13,521       (5,355)    4,237          12,403
EBITDAX                                       19,759        1,316    12,656          33,731
Total assets                                 201,111       77,977   101,444         380,532
Capital expenditures                         108,343        1,315     3,205         112,863
--------------------------------------------------------------------------------------------
                2000
Sales to unaffiliated customers         $     29,763   $   72,156             $     101,919
Depreciation, depletion, amortization         10,349        1,031       359          11,739
Impairment and exploratory costs               8,347                                  8,347
Operating profit (loss)                       (5,048)      (6,871)   (4,576)        (16,495)
Interest expense                                 110            2    22,190          22,302
EBITDAX                                        9,270       (1,287)   (3,914)          4,069
Total assets                                 122,033       67,522    19,341         208,896
Capital expenditures                          19,074          148        77          19,299
--------------------------------------------------------------------------------------------

     Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the exploration and production segment are net long-lived assets located in New Zealand of $3.4 million, $3.0 million and $3.9 million, as of June 30, 2002, 2001 and 2000 and any related revenues and expenses.

17.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following represents selected quarterly financial information for the years ended June 30 (in thousands, except per share data):

                                                                 Quarter Ended
                                          ----------------------------------------------------
            2002                           September 30    December 31    March 31    June 30
                                          --------------  -------------  ----------  ---------
Total revenue                             $      23,394   $     21,157   $  18,573   $ 23,018
Gross profit (loss)                               1,943          1,119      (3,585)   (24,265)  *
Loss from continuing operations                  (1,517)        (2,086)     (5,358)   (17,219)
Loss per share on continuing
    operations, basic and diluted                 (2.31)         (3.17)      (8.15)    (26.17)
Net loss                                         (1,517)        (2,086)     (5,358)   (17,219)
                                                               Quarter Ended
                                          ----------------------------------------------------
            2001                          September 30    December 31    March 31    June 30
                                          --------------  -------------  ----------  ---------
Total revenue                             $      27,083   $     31,898   $  45,109   $ 25,861
Gross profit (loss)                               1,473          1,363      (2,386)    (3,836)
Loss from continuing operations                  (1,847)           106      (3,590)    (4,868)
Earnings (loss) per share on continuing
    operations, basic and diluted                 (2.77)          0.19       (5.41)     (7.35)
Net income (loss)                                82,661           (939)     (3,622)    (5,744)


     *Gross profit decreased by $20.7 million from the quarter ended March 31, 2002 to the quarter ended June 30, 2002 primarily as a result of exploratory dry hole cost and impairment recorded in the fourth quarter.

SUPPLEMENTAL  INFORMATION  ON  OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs  -  The  following  tables set forth capitalized costs and costs incurred,
-----
including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                      2002       2001       2000
                                                    ---------  ---------  ---------
Capitalized costs:
   Proved properties                                $310,495   $271,465   $208,271
   Unproved properties                                 9,653     45,760     10,988
                                                    ---------  ---------  ---------
   Total                                             320,148    317,225    219,259
   Less accumulated depletion and depreciation       (97,523)   (85,748)   (76,458)
                                                    ---------  ---------  ---------
Net capitalized costs                               $222,625   $231,477   $142,801
                                                    =========  =========  =========

Company's share of equity method investee's net
   capitalized costs (see Note 11)                  $ 25,185   $ 19,690   $ 18,693
                                                    =========  =========  =========

Costs incurred:
   Acquisition of proved and unproved properties    $    717   $ 80,394   $  4,160
   Development costs                                  10,977     13,649      5,869
   Exploration costs                                  20,737     15,115      8,693
                                                    ---------  ---------  ---------
Total costs incurred                                $ 32,431   $109,158   $ 18,722
                                                    =========  =========  =========

Company's share of equity method investee's total
   costs incurred (see Note 11)                     $  7,661   $  3,594   $  7,759
                                                    =========  =========  =========

Results  of  Operations  -  The  results of operations for oil and gas producing
-----------------------
activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                                       2002     2001      2000
                                                     --------  -------  --------
Revenues from sale of oil and gas                    $38,939   $41,555  $23,869
Less:
   Production costs                                    5,001     3,011    1,658
   Production taxes                                    2,077     3,000    1,198
   Exploration and impairment                         27,605    11,458    8,347
   Depletion, depreciation and amortization           12,362     9,290    8,847
   Income tax expense (benefit)                       (2,999)    5,475   (1,181)
                                                     --------  -------  --------
Income (loss) from oil and gas operations            $(5,107)  $ 9,321  $ 5,000
                                                     ========  =======  ========

Company's share of equity method investee's
   income from oil and gas operations (see Note 11)  $ 1,129   $ 5,054  $ 1,857
                                                     ========  =======  ========

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

Depletion, depreciation and amortization include costs associated with capitalized acquisitions, exploration and development costs.

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

                                                                Natural Gas   Crude Oil
                                                                   (Mmcf)      (Mbbls)
                                                                ------------  ----------
Proved reserves:
  June 30, 1999                                                     148,587         959
    Revisions of previous estimates                                   4,656          71
    Extensions and discoveries                                        2,185          66
    Purchases of reserves in place                                    9,461
    Production                                                       (7,399)       (113)
                                                                ------------  ----------
  June 30, 2000                                                     157,490         983
    Revisions of previous estimates                                 (13,405)        (99)
    Extensions and discoveries                                       22,077       1,380
    Purchases of reserves in place                                   49,665         485
    Production                                                       (9,371)       (116)
                                                                ------------  ----------
  June 30, 2001                                                     206,456       2,633
    Revisions of previous estimates                                 (23,812)         74
    Extensions and discoveries                                       10,642         368
    Purchases of reserves in place
    Production                                                       (9,941)       (124)
                                                                ------------  ----------
  June 30, 2002                                                     183,345       2,951
                                                                ============  ==========

Proved developed reserves:
  June 30, 2000                                                     141,067         738
  June 30, 2001                                                     175,784         987
  June 30, 2002                                                     160,224       1,135

Company's share of equity method investee's proved reserve at:
  June 30, 2000                                                       7,402      13,681
  June 30, 2001                                                       9,497      11,811
  June 30, 2002                                                       7,445      12,063

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

Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                       2002        2001        2000
                                                    ----------  ----------  ----------
Future cash in flows                                $ 715,755   $ 828,403   $ 606,382
Future production and development costs              (243,828)   (271,051)   (178,968)
Future income tax expense                            (116,000)   (145,000)   (121,000)
                                                    ----------  ----------  ----------
Future net cash flows before discount                 355,927     412,352     306,414
10% discount to present value                        (205,014)   (240,071)   (181,543)
                                                    ----------  ----------  ----------
Standardized measure of discounted future net cash
   flows related to proved oil and gas reserves     $ 150,913   $ 172,281   $ 124,871
                                                    ==========  ==========  ==========

Company's share of equity method investee's
   standardized measure of discounted future net
   cash flows                                       $  53,838   $  69,478   $  54,362
                                                    ==========  ==========  ==========

     Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30 are as follows (in thousands):

                                                    2002       2001       2000
                                                  ---------  ---------  ---------
Standardized measure of discounted future
   net cash flows at beginning of period          $172,281   $124,871   $ 84,883
Sales of oil and gas produced, net of
   production costs                                (26,525)   (28,347)   (13,446)
Net changes in prices and production costs         (13,507)     3,338     57,741
Changes in production rates and other               (5,867)    15,526    (10,418)
Extensions, discoveries and other additions, net
   of future production and development costs       13,622     33,991      2,886
Changes in estimated future development costs       (4,820)   (31,981)     2,099
Development costs incurred                          10,977      9,232      5,869
Revisions of previous quantity estimates           (24,772)   (15,677)     5,731
Purchase of reserves in place                                  58,868     10,572
Accretion of discount                               17,228     12,487      8,488
Net change in income taxes                          12,296    (10,027)   (29,534)
                                                  ---------  ---------  ---------
Standardized measure of discounted
   future net cash flows at end of period         $150,913   $172,281   $124,871
                                                  =========  =========  =========


                                    * * * * *

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              -----------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III
                                    --------

                  ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT
                  ---------------------------------------------

     The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 2002 are listed below, together with a description of their experience and certain other information. All of the Directors were re-elected for a one year term at the Company's December 2001 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

John Mork                 54  President and Chief Executive Officer; Director
Joseph E. Casabona        59  Executive Vice President; Director
Michael S. Fletcher       53  Chief Financial Officer
Donald C. Supcoe          46  Senior Vice President, Secretary and General Counsel
Edward J. Davies          60  Senior Vice President
J. Michael Forbes         42  Vice President and Treasurer
K. Ralph Ranson, II       60  Vice President Marketing
Julie Ann Kitano          46  Assistant Secretary
W. Gaston Caperton, III   61  Director
Peter H. Coors            54  Director
L. B. Curtis              77  Director
John J. Dorgan            77  Director
Arthur C. Nielsen, Jr.    82  Director
F. H. McCullough, III     54  Director
Julie Mork                51  Director

     W. Gaston Caperton, III, has been a Director of the Company since 1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Governor Caperton is President and Chief Executive Officer of The College Board and President of the Caperton Group. Governor Caperton presently serves on the Boards of Directors of Owens Corning, United Bankshares, West Virginia Media Holdings, the Benedum Foundation, National Center for Learning Disabilities, and Classroom, Inc.

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

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Chairman of Coors Brewing Company and President and Chief Executive Officer of Adolph Coors Company. He received his Bachelor Degree in Industrial Engineering from Cornell University in 1969 and he earned his Master Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of U. S. Bankcorp, Inc. and H.J. Heinz Company. Mr. Coors is a trustee and member of the executive board of the Denver Area Council of the Boy Scouts of America and a member of the executive committee for the National Western Stock Show Association. He is also a member of the International Chapter of Young Presidents' Organization, a member of the Advisory Board for the University of Denver's Daniels School of Business, and a trustee for the Adolph Coors Foundation, Castle Rock Foundation, Seeds of Hope Foundation and the University of Northern Colorado.

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

     Edward J. Davies is Senior Vice President of the Company. Previously, Mr. Davies was with Conoco Inc., where his most recent positions were General Manager Exploration and Managing Director Nigeria. Mr. Davies holds a Bachelor of Science in Geology from the University of Wales, a Doctor of Philosophy in Geology from the University of Alberta, and a Master of Science from the Massachusetts Institute of Technology Sloan School of Management.

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

     John Mork has been President and Chief Executive Officer of the Company and a Director of the Company since its formation. Mr. Mork served in various capacities at Union Oil Company until 1972 when he joined Pacific States Gas and Oil, Inc. and subsequently founded Eastern American. Mr. Mork was President and a Director of Eastern American from 1973 until 1993. Mr. Mork is a past Director of the Independent Petroleum Association of America, and the Independent Oil and Gas Association of West Virginia. Mr. Mork was a member of and held various positions with the Young Presidents' Organization from 1984-1998. He also founded the Mountain State Chapter of the Young Presidents' Organization located in Charleston, West Virginia. Mr. Mork holds a Bachelor of Science Degree in Petroleum Engineering from the University of Southern California and he is a graduate of the Stanford Business School Program for Chief Executive Officers. He is the husband of Julie Mork.

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

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

     The following table sets forth for fiscal year 2002 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                                 Annual Compensation
                                                --------------------                         All Other
                                          Year   Salary     Bonus           Other         Compensation (1)
                                          ----  --------  ----------       --------       -----------------
John Mork                                 2002  $258,892  $  125,000       $ 59,670       $          26,067
   President and Chief Executive Officer  2001   256,068   1,146,635          4,349                  35,251
                                          2000   253,141     116,350         29,041                  11,010

Joseph E. Casabona                        2002  $238,277  $  125,942       $  2,905       $           4,574
   Executive Vice President               2001   231,538   1,457,630  (2)     1,888                   4,454
                                          2000   223,762      55,853          2,603                   8,760

Michael S. Fletcher                       2002  $233,306  $  100,510       $    352       $           4,504
   Chief Financial Officer                2001   232,471      56,345        124,198  (3)              3,500
                                          2000   228,298     168,702         19,496                  10,557

Edward J. Davies                          2002  $223,930  $   95,714       $    120       $           4,592
   Senior Vice President                  2001   207,308      53,105            899                   4,181
                                          2000   184,885      31,000          1,507                   4,080

Donald C. Supcoe                          2002  $197,993  $  100,435       $  2,325       $           3,949
   Senior Vice President                  2001   188,447      54,545                                  1,482
                                          2000   180,833      41,599         27,987                     216

--------------------------------
(1)  Includes compensation related to insurance policies provided for the benefit of named officer and 401K matching contributions.
(2)  Includes $900,000 received as Class A stock and $340,000 cash as related tax protection.
(3)  Includes the forgiveness of debt to the Company.

     DIRECTOR  COMPENSATION.  Directors  are compensated $2,000 per meeting plus
     ----------------------
reimbursement for travel and related expenses. The Chairman of the Board receives an additional $50,000. Annually, each Director also receives 160 shares of the Company's Class A Stock. During the current fiscal year, each Director received the option of an additional 1,000 shares of the Company's Common Stock or 600 shares and $60,000. Directors John Mork and Julie Mork, his wife, declined the offer of either cash or shares. The total Board of Directors' compensation for fiscal 2002 was $1.3 million.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of August 31, 2002. The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.

                                                  Beneficial Ownership
                                                      Common Stock
                                                    -----------------
                                                    Shares   Percent
                                                    -------  --------
Kenneth W. Brill (1)                                 49,710     7.96%
W. Gaston Caperton, III                               6,680     1.07%
Joseph E. Casabona                                   31,376     5.02%
Peter H. Coors                                        2,946        *
L. B. Curtis                                         11,610     1.86%
Edward J. Davies                                      3,000        *
John J. Dorgan                                        2,130        *
Michael S. Fletcher                                   1,000        *
J. Michael Forbes                                     2,200        *
F. H. McCullough, III (3)                            71,009    11.37%
John Mork (2)                                       361,743    57.93%
Julie Mork (2)                                      361,743    57.93%
Arthur C. Nielsen, Jr.                               36,480     5.84%
K. Ralph Ranson, II                                     800        *
Donald C. Supcoe                                      3,583        *
                                                    584,267    93.56%
All officers and directors as a group (14 persons)

---------------
  *  Less than one percent.
(1) Pursuant to agreements Kenneth W. Brill granted the Company options to purchase all of the Company's Common Stock owned by him.
(2) Includes 353,180 shares held by John and Julie Mork as joint tenants, 2,663 shares held by Julie Mork individually, and 2,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.
(3) Includes 68,929 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 880 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith McCullough Trust and the Kristin McCullough Trust.

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Stock,
(ii) the share ownership of the Company's Class A Stock by each Director, (iii) the share ownership of the Company's Class A Stock by certain executive officers and (iv) the share ownership of the Company's Class A Stock by all directors and executive officers as a group, in each case as of August 31, 2002. The business address of each officer and director listed below is: c/o Energy Corporation of American, 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237.

                                                  Beneficial Ownership
                                                     Class A Stock
                                                    ----------------
                                                    Shares  Percent
                                                    ------  --------
Dale P. Andrews                                        443     1.42%
W. Gaston Caperton, III                              1,920     6.17%
Joseph E. Casabona                                   5,119    16.45%
Peter H. Coors                                       2,534     8.14%
L.B. Curtis                                          1,720     5.53%
Edward J. Davies                                     2,439     7.84%
John J. Dorgan                                       2,320     7.46%
Michael S. Fletcher                                  1,460     4.69%
F.H. McCullough, III                                 1,920     6.17%
John Mork (1)                                        3,458    11.11%
Julie Mork (1)                                       3,458    11.11%
Arthur C. Nielsen, Jr.                               3,080     9.90%
K. Ralph Ranson, II                                    487     1.57%
Donald C. Supcoe                                     1,877     6.03%
                                                    28,777    92.48%
All officers and directors as a group (14 persons)

---------------
(1) Includes 2,116 shares held by John and Julie Mork as joint tenants and 1,342 shares held by Julie Mork individually.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

                            2002       2001       2000
                         ----------  ---------  ---------
                            (3)
Dale P. Andrews                                 $   12.63
Gaston Caperton, III     $  100.02   $   56.76      98.58
Joseph E. Casabona           50.01       21.99      49.18
Peter Coors                 100.02       28.38      49.18
L.B. Curtis                 107.50       88.85     126.39
E.J. Davies                 215.00      140.78     126.39
John J. Dorgan               25.00       14.19      24.59
Michael S. Fletcher          50.01       28.38      49.18
J. Michael Forbes            25.00       14.19
John Frederick                           14.19
Thomas R. Goodwin            50.01       28.38     172.14
John Mork (1)             1,075.00      703.89     758.34
Alison Mork Trust (2)        50.01       28.38      24.59
Kyle Mork Trust (2)          50.01       28.38      24.59
Arthur C. Nielsen, Jr.       50.01       28.38      49.18
Kent Schamp                  27.31       15.34      25.28
Donald C. Supcoe             25.00       14.19          -
                         ----------  ---------  ---------
                         $1,999.91   $1,254.65  $1,590.24
                         ==========  =========  =========

(1)  Interest of John Mork and Julie Mork held as joint tenants.
(2)  Trusts for the children of John Mork and Julie Mork.
(3) These amounts represent only the amounts committed to the 2002 Drilling Program, the actual investment may vary based on the number of wells drilled and the related costs.

     Certain officers, Directors and key employees of the Company have notes payable to the Company related to employee incentive stock options that were granted and exercised. The notes bear various interest rates, ranging from LIBOR to 8% per annum. The Company is amortizing the notes over their seven year life and assuming continued employment. Certain of these notes will be forgiven one-quarter per year, starting December 31, 2002. The following were indebted to the Company (in thousands):

                                  Unamortized
                      Original       as of
                        Note     June 30, 2002
                      ---------  --------------
 Dale P. Andrews      $      63  $           21
 Joseph E. Casabona         187              63
 Michael S. Fletcher        187              63
 J. Michael Forbes           96              96
 K. Ralph Ranson, II         28              13
 Donald C. Supcoe           209             133
                      ---------  --------------
    Total             $     770  $          389
                      =========  ==============

     Certain officers, Directors and key employees of the Company have borrowed money from the Company and have executed promissory notes. The notes bear interest at 7% to 8% per annum. The following were indebted to the Company (in thousands):

                           Note Plus    Unamortized
                            Accrued        as of
                            Interest   June 30, 2002
                           ----------  --------------
(1)   Michael S. Fletcher  $      265  $           83
(1)   Linda Given                  26               8
(1)   David Jordan                 52              16
(2)   Dennis McGowan               49              49
(1)   Donald C. Supcoe            158              49
                           ----------  --------------
                           $      550  $          205
                           ==========  ==============

(1) Promissory note is being forgiven and amortized over three years, assuming continuing employment.
(2) Promissory note is being forgiven and amortized over four years, assuming continuing employment.

     During fiscal 1999, the Company purchased from certain officers and directors volumetric production from wells in New Zealand. Future production, otherwise allocable to the officers and directors will be allocated to the Company. The following table identifies the participants' interest as of June 30, 2002:

                            Payment      Volumes
                        (in thousands)    Mmcf
                        ---------------  -------
Dale P. Andrews         $            20     26.7
Gaston Caperton, III                600    800.0
Joseph E. Casabona                   50     66.7
Peter Coors                          50     66.7  (1)
L.B. Curtis                         150    200.0
E.J. Davies                         150    200.0
John J. Dorgan                       50     66.7
F.H. McCullough, III                150    200.0
John Mork                           750  1,000.0  (1)
Alison Mork Trust                    50     66.7  (1)
Kyle Mork Trust                      50     66.7  (1)
Arthur C. Nielsen, Jr.               94    125.3  (1)
                        ---------------  -------
                        $         2,164  2,885.5
                        ===============  =======

(1) During fiscal year 2002, all interest in these properties was assigned to the Company for nominal consideration

     The Company rents office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 42.86% by John Mork, 21.42% by each of F. H. McCullough, III and Joseph E. Casabona and 7.15% by each of Donald C. Supcoe and
J. Michael Forbes. The aggregate amount paid by the Company for rent to Energy Centre, Inc. was $0.56 million for fiscal year 2002. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

                                     PART IV
                                     -------

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  1.        Financial  Statements
               The Financial Statements are filed as a part of this annual report at Item 8.

     2         Financial  Statement  Schedules
               The Financial Statements are filed as a part of this annual report at Item 8.

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
                       and among Westech Energy Corporation, Westech Energy New
                       Zealand Limited and Edward J. Davies.
          *   10.27    Intentionally  omitted.
          *   10.28    Intentionally  omitted.
          *   10.29    Intentionally  omitted.
          *   10.30    Intentionally  omitted.
          *   10.31    Gas  Sale and Purchase Agreement dated December 20,
                       1999 between Energy Corporation of America and Allegheny
                       Energy Service Corporation.
          *   10.32    Participation  Agreement  dated  December  20, 1999
                       between Energy Corporation of America and Allegheny
                       Energy, Inc.
          *   10.33    Intentionally  omitted.
          *   10.34    Intentionally  omitted.
          *   10.35    Employment  Agreement  effective  as  of August 18,
                       2000 by and between Energy Corporation of America and
                       Michael S. Fletcher.
          *   10.36    Employment  Agreement  effective  as  of August 18,
                       2000 by and between Energy Corporation of America and Donald C. Supcoe.

          *   10.37    Purchase  and  Sale  Agreement  dated June 28, 2001
                       between Tavener E&P Ltd and Westech Energy Corporation.
          *   10.38    Credit Agreement dated July 10, 2002 between Energy
                       Corporation of America and Foothill Capital Corporation,
                       as the Arranger and Administrative Agent for the Lenders.
              10.39    Purchase  and  Sale  Agreement  dated  August 2, 2002
                       between East Resources, Inc. and Energy Corporation of
                       America, without exhibits thereto.
              10.40    Amendment, effective as of June 29, 1997, to Buy-Sell
                       Stock Option Agreement between Energy Corporation of
                       America and Kenneth W. Brill.
              10.41    Agreement  dated  December  28,  1998  between Energy
                       Corporation of America and Kenneth W. Brill.
              21.1     Subsidiaries  of  Energy  Corporation  of  America.
              24.1     Power  of  Attorney  set  forth  on the signature page
                       contained in Part V.
          *   99.1     Order  of  the  United States District Court for the
                       Southern District of West Virginia entered January 25,
                       2002 in civil action number 3:01-1317.
          *   99.2     Order  of  the  United States District Court for the
                       Southern District of West Virginia entered June 3, 2002 in civil action number 3:01-1317.
              99.3     Order  of  the  United  States  District Court for the
                       Southern District of West Virginia entered July 2002 in civil action number 3:01-1317.
     *     Previously  filed


(b)  Reports  on  Form  8-K

     The Company filed a report on Form 8-K, Item 5, dated December 28, 2001, reporting (1) a Notice of Default from certain holders of its $200 million 9-1/2% Senior Subordinate Notes due 2007 and (2) that the Company had filed a declaratory judgment action in the United States District Court of the Southern District of West Virginia, civil action number 3:01-1317, asking the court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture.

     The Company filed a report on Form 8-K, Item 5, dated June 24, 2002, reporting that on June 3, 2002 the United States District Court of the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholder's claim on the basis of judicial admissions and equitable estoppel.

     The Company filed a report on Form 8-K, Item 5, dated July 12, 2002, reporting that the Company entered into a $50 million revolving Credit Agreement with Foothill Capital Corporation, as the Arranger and Administrative Agent for the Lenders.

                                  * * * * * *

                                     PART V
                                     ------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 30th day of September 2002.

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

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the 30th day of September 2002, by the following persons in the capacities indicated.

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

/s/ L. B. Curtis
--------------------------
L. B. Curtis                Director

/s/ John J. Dorgan
--------------------------
John J. Dorgan              Director

/s/ Julie Mork
--------------------------
Julie Mork                  Director

/s/ Arthur C. Nielsen, Jr.
--------------------------
Arthur C. Nielsen, Jr.      Director

                                  CERTIFICATION
                                  -------------
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------
 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
 -------------------------------------------------------------------------------
                                      CODE)
                                      -----


     Pursuant  to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a)
     ---------------------------------------------------------------------------
and  (b)  of  section  1350,  chapter  63  of title 18, United States Code), the
--------------------------------------------------------------------------------
undersigned  officer  of  Energy  Corporation  of  America,  a  West  Virginia
------------------------------------------------------------------------------
corporation  (the  "Company"),  hereby  certifies  that:
--------------------------------------------------------

     The Annual Report of the Company on Form 10-K for the year ended June 30, 2002 (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  September 27, 2002                       /s/  John  Mork
                                              ----------------------------------
                                              Name:   John  Mork
                                              Title:  Chief Executive Officer


     The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

                                  CERTIFICATION
                                  -------------
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------
 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
 -------------------------------------------------------------------------------
                                      CODE)
                                      -----


     Pursuant  to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a)
     ---------------------------------------------------------------------------
and  (b)  of  section  1350,  chapter  63  of title 18, United States Code), the
--------------------------------------------------------------------------------
undersigned  officer  of  Energy  Corporation  of  America,  a  West  Virginia
------------------------------------------------------------------------------
corporation  (the  "Company"),  hereby  certifies  that:
--------------------------------------------------------

     The Annual Report of the Company on Form 10-K for the year ended June 30, 2002 (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  September 27, 2002                       /s/  Michael S. Fletcher
                                              ----------------------------------
                                              Name:   Michael  S.  Fletcher
                                              Title:  Chief Financial Officer


     The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

                                  CERTIFICATION
                                  -------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------
           (SECTION 7241, CHAPTER 98 OF TITLE 15, UNITED STATES CODE)
           ----------------------------------------------------------


     Pursuant  to  section  302 of the Sarbanes-Oxley Act of 2002 (section 7241,
     ---------------------------------------------------------------------------
chapter  98  of title 15, United States Code), the undersigned officer of Energy
--------------------------------------------------------------------------------
Corporation  of  America,  a  West  Virginia corporation (the "Company"), hereby
--------------------------------------------------------------------------------
certifies  that:
----------------

     I have reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2002 (the "Report"), and, to my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, and the financial statements and other financial information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company as of and for the periods presented in the Report.


     Dated:  September 27, 2002                       /s/  John  Mork
                                              ----------------------------------
                                              Name:   John  Mork
                                              Title:  Chief Executive Officer

     The foregoing certification is being furnished solely pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (section 7241, chapter 98 of title 15, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

                                  CERTIFICATION
                                  -------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------
           (SECTION 7241, CHAPTER 98 OF TITLE 15, UNITED STATES CODE)
           ----------------------------------------------------------


     Pursuant  to  section  302 of the Sarbanes-Oxley Act of 2002 (section 7241,
     ---------------------------------------------------------------------------
chapter  98  of title 15, United States Code), the undersigned officer of Energy
--------------------------------------------------------------------------------
Corporation  of  America,  a  West  Virginia corporation (the "Company"), hereby
--------------------------------------------------------------------------------
certifies  that:
----------------

     I have reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2002 (the "Report"), and, to my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, and the financial statements and other financial information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company as of and for the periods presented in the Report.

     Dated:  September 27, 2002                       /s/  Michael S. Fletcher
                                              ----------------------------------
                                              Name:   Michael S. Fletcher
                                              Title:  Chief Financial Officer


     The foregoing certification is being furnished solely pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (section 7241, chapter 98 of title 15, United States Code) and is not being filed as part of the Report or as a separate disclosure document.