Form 10-Q
period 2002-09-30
ENERGY CORP OF AMERICA
filed 2002-11-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                     September 30, 2002 was 623,773 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                          PAGES
PART  I  FINANCIAL  INFORMATION


Item  1.  Financial  Statements
        Condensed  Consolidated  Balance  Sheets
          September  30,  2002  (unaudited)  and June 30, 2002. . . . . . . . . . 3

        Unaudited Condensed Consolidated Statements of Operations
          For the three months ended September 30, 2002 and 2001. . . . . . . .   5

        Unaudited Condensed Consolidated Statements of Cash Flows
          For the three months ended September 30, 2002 and 2001. . . . . . . .   6

        Unaudited Condensed Consolidated Statements of Comprehensive Income
          For the three months ended September 30, 2002 and 2001. . . . . . . .   7

        Notes to Unaudited Condensed Consolidated Financial Statements . . . . .  8

Item 2. Management's Discussion and Analysis of Results of Operation and
        Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .  . .  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . .  .  14

Item 4. Controls and Procedures. . . .  . .  . . . . . . . . . . . . . . . .  .  15


PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . .  . . . . . . . . . . . .  15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  . .  . 16

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .  . . . . .  16

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 16

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .  . . . .. 16

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .. . . 17

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------------

                                                                 SEPTEMBER 30    JUNE 30
                                                                     2002         2002
                                                                 (UNAUDITED)        *
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $      20,667  $ 17,775
    Accounts receivable, net of allowance for doubtful
       accounts of $1,344 and $1,366. . . . . . . . . . . . . .         16,745    18,165
    Gas inventory . . . . . . . . . . . . . . . . . . . . . . .            117       199
    Deferred income tax asset . . . . . . . . . . . . . . . . .          2,237     2,237
    Prepaid and other current assets. . . . . . . . . . . . . .          3,649     6,085
                                                                 -------------  --------
       Total current assets . . . . . . . . . . . . . . . . . .         43,415    44,461
                                                                 -------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $117,924 and $116,294 . . . .        242,852   244,155
                                                                 -------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $4,043 and $3,722. . . . . . . . . . . .          4,587     3,617
    Notes receivable. . . . . . . . . . . . . . . . . . . . . .          1,735     1,756
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,806    10,747
                                                                 -------------  --------
       Total other assets . . . . . . . . . . . . . . . . . . .         17,128    16,120
                                                                 -------------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     303,395  $304,736
                                                                 =============  ========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
------------------------------------------------------------------------------------------

                                                                 SEPTEMBER 30      JUNE 30
                                                                     2002           2002
                                                                 (UNAUDITED)         *
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . . .  $      16,634   $ 15,683
    Current portion of long-term debt . . . . . . . . . . . . .            124        121
    Funds held for future distribution. . . . . . . . . . . . .         11,545     11,414
    Taxes payable . . . . . . . . . . . . . . . . . . . . . . .          5,743      8,221
    Other current liabilities . . . . . . . . . . . . . . . . .          7,634      7,258
                                                                 --------------  ---------
       Total current liabilities. . . . . . . . . . . . . . . .         41,680     42,697

 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . .        202,977    198,701
    Gas delivery obligation and deferred revenue. . . . . . . .          4,322      5,886
    Deferred income tax liability . . . . . . . . . . . . . . .          9,887      9,887
    Other long-term obligation. . . . . . . . . . . . . . . . .          8,408      8,689
                                                                 --------------  ---------
       Total liabilities. . . . . . . . . . . . . . . . . . . .        267,274    265,860
                                                                 --------------  ---------
 Minority Interest. . . . . . . . . . . . . . . . . . . . . . .          1,678      1,732
                                                                 --------------  ---------

 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued. . . . . . . . . . . .            730        730
    Class A stock, no par value; 100,000 shares authorized;
       45,582 shares issued . . . . . . . . . . . . . . . . . .          5,092      5,092
    Additional paid in capital. . . . . . . . . . . . . . . . .          5,503      5,503
    Retained earnings . . . . . . . . . . . . . . . . . . . . .         34,599     36,422
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . . . .        (10,606)   (10,426)
    Accumulated comprehensive income (loss) . . . . . . . . . .           (875)      (177)
                                                                 --------------  ---------
       Total stockholders' equity . . . . . . . . . . . . . . .         34,443     37,144
                                                                 --------------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     303,395   $304,736
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


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
------------------------------------------------------------------


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              2002         2001
 REVENUES:
    Oil and gas sales . . . . . . . . . . . . . . .  $       9,164   $   11,510
    Gas marketing and pipeline sales. . . . . . . .         11,922       10,479
    Well operations and service revenues. . . . . .          1,467        1,405
    Other revenue . . . . . . . . . . . . . . . . .             36            -
                                                     --------------  -----------
                                                            22,589       23,394
                                                     --------------  -----------
 COST AND EXPENSES:
    Field operating expenses. . . . . . . . . . . .          2,485        2,509
    Gas marketing and pipeline cost . . . . . . . .         10,755       10,040
    General and administrative. . . . . . . . . . .          3,560        3,524
    Taxes, other than income. . . . . . . . . . . .            632          522
    Depletion and depreciation, oil and gas related          3,052        3,331
    Depreciation of pipelines and equipment . . . .            856          745
    Exploration and impairment. . . . . . . . . . .            572          779
                                                     --------------  -----------
                                                            21,912       21,450
                                                     --------------  -----------
    Income from operations. . . . . . . . . . . . .            677        1,944
 OTHER (INCOME) EXPENSE
    Interest expense. . . . . . . . . . . . . . . .          4,881        4,895
    Interest income and other . . . . . . . . . . .         (1,756)        (687)
                                                     --------------  -----------
 Loss from operations before income taxes . . . . .         (2,448)      (2,264)
 Income tax benefit . . . . . . . . . . . . . . . .           (824)        (747)
                                                     --------------  -----------
 Loss from operations before minority interest. . .         (1,624)      (1,517)
 Minority interest. . . . . . . . . . . . . . . . .            (62)           -
                                                     --------------  -----------
 NET LOSS . . . . . . . . . . . . . . . . . . . . .  $      (1,562)  $   (1,517)
                                                     ==============  ===========

 Basic and diluted earnings per common share:
    Net loss. . . . . . . . . . . . . . . . . . . .  $       (2.38)  $    (2.30)
                                                     ==============  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                                    2002       2001
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,562)  $ (1,517)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depletion, depreciation and amortization . . . . . . . . . . . . . . . .    4,088      4,260
       Impairment and exploratory expense . . . . . . . . . . . . . . . . . . .      487        614
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,002)    (1,037)
                                                                                 --------  ---------
                                                                                   1,011      2,320
    Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,425      3,099
       Gas inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       82        682
       Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . .   (2,492)    (1,052)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      697        396
       Funds held for future distributions. . . . . . . . . . . . . . . . . . .      132     (3,656)
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,069)   (16,358)
                                                                                 --------  ---------
       Net cash used by operating activities. . . . . . . . . . . . . . . . . .     (214)   (14,569)
                                                                                 --------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment. . . . . . . . . . . . . . .   (4,802)    (5,549)
    Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . .    2,422        116
    Notes receivable and other. . . . . . . . . . . . . . . . . . . . . . . . .     (152)      (751)
                                                                                 --------  ---------
       Net cash used by investing activities. . . . . . . . . . . . . . . . . .   (2,532)    (6,184)
                                                                                 --------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . .   10,000
    Principal payment on long-term debt . . . . . . . . . . . . . . . . . . . .   (3,892)       (37)
    Purchase of treasury stock and other financing activities . . . . . . . . .     (207)      (210)
    Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (263)      (265)
                                                                                 --------  ---------
       Net cash provided (used) by financing activities . . . . . . . . . . . .    5,638       (512)
                                                                                 --------  ---------
       Net increase (decrease) in cash and cash equivalents . . . . . . . . . .    2,892    (21,265)
       Cash and cash equivalents, beginning of period . . . . . . . . . . . . .   17,775     80,336
                                                                                 --------  ---------
 Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .  $20,667   $ 59,071
                                                                                 ========  =========

 The  accompanying  notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                                    2002      2001

 Net loss . . . . . . . . . . . . . . . . . . .  $(1,562)  $(1,517)
                                                 --------  --------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change. . . . . . . . . .     (323)     (722)
    Marketable securities:
       Current period change. . . . . . . . . .       (6)      (61)
       Reclassification to earnings . . . . . .      (16)
    Oil and Gas derivatives:
       Current period transactions. . . . . . .     (428)    1,590
       Reclassification to earnings . . . . . .       75    (1,934)
                                                 --------  --------
 Other comprehensive loss, net of tax . . . . .     (698)   (1,127)
                                                 --------  --------
 Comprehensive loss . . . . . . . . . . . . . .  $(2,260)  $(2,644)
                                                 ========  ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.     Nature  of  Organization

Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries.

The Company, through its wholly owned subsidiary Eastern American, is engaged in exploration, development and production, transportation and marketing of natural gas primarily within the Appalachian Basin states of West Virginia, Pennsylvania, Kentucky, Virginia and Ohio.

The Company, through its wholly owned subsidiaries Westech Energy Corporation and Westech Energy New Zealand, is engaged in the exploration for and production of oil and natural gas primarily in Texas, California and New Zealand.


2.     Accounting  Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Subsequent to September 30, 2002, the Company has redeemed $42.5 million of its 9 1/2% senior subordinated debt in privately negotiated transactions.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.


3.     Earnings  per  Share

A reconciliation of the components of basic and diluted net loss per common share is as follows for the loss from continuing operations available to common shareholders:

                                            Loss      Shares   Per Share
                                       ------------  -------  ----------
Three months ended September 30, 2002  $(1,562,000)  655,643      (2.38)
                                       ------------
Three months ended September 30, 2001   (1,517,000)  660,438      (2.30)
                                       ------------

The effect of outstanding stock options was not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.     Industry  Segments

The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment costs ("EBITDAX") to evaluate the operations of each segment.

Summarized financial information for the Company's reportable segments for continuing operations is as follows (in thousands):

                                                Exploration &   Marketing &
                                                  Production      Pipeline       Other     Consolidated
                                                --------------  -------------  ---------  -------------
 For the three months ended September 30, 2002
 ---------------------------------------------
   Revenue to unaffiliated customers . . . . .  $       10,632  $     11,922   $     35   $      22,589
   Depreciation, depletion, amortization . . .           3,355           203        350           3,908
   Exploration and impairment costs. . . . . .             572                                      572
   Income (loss) from operations . . . . . . .             567           454       (344)            677
   Interest expense. . . . . . . . . . . . . .           3,752            43      1,086           4,881
   EBITDAX . . . . . . . . . . . . . . . . . .           5,003           622      1,350           6,975
   Total assets. . . . . . . . . . . . . . . .         184,781        76,284     42,330         303,395
   Capital expenditures. . . . . . . . . . . .           4,593            36        173           4,802
-------------------------------------------------------------------------------------------------------

 For the three months ended September 30, 2001
----------------------------------------------
   Revenue to unaffiliated customers . . . . .  $       12,915  $     10,479                   $ 23,394
   Depreciation, depletion, amortization . . .           3,716           228        133           4,077
   Exploration and impairment costs. . . . . .             779                                      779
   Income (loss) from operations . . . . . . .           2,304          (332)       (29)          1,943
   Interest expense. . . . . . . . . . . . . .           3,313            30      1,552           4,895
   EBITDAX . . . . . . . . . . . . . . . . . .           7,296           (98)       288           7,486
   Total assets. . . . . . . . . . . . . . . .         151,874        74,165    130,757         356,796
   Capital expenditures. . . . . . . . . . . .           5,260            44        245           5,549

Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $3.3 million and $3.2 million as of September 30, 2002 and 2001.


5.     Derivative  Instruments  and  Hedging  Activities

The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At September 30, 2002, the Company had recorded a $0.07 million OCI loss, $0.03 million long term derivative asset, $0.04 million short term derivative tax asset and $0.14 million short term derivative liability. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $0.05 million. The Company has partially hedged its exposure to the variability in future cash flows through June 2004.

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2002  AND  2001
---------------

     The Company recorded a net loss from operations of $1.6 million for the quarter ended September 30, 2002 compared to a net loss of $1.5 million in 2001. The increase in net loss of $0.1 million is attributed to the net of a $0.8 million decrease in revenue, a $0.5 million increase in operating expenses, a $1.1 million increase in interest income and other non-operating income, and a $0.1 million increase in minority interest and income tax benefits.

     Production, marketing and pipeline volumes, revenue and average sales prices for the quarters ended September 30 and their related variances are as follows:


                                                                                   Variance
                                                                            --------------------
                                                          2002        2001     Amount    Percent
                                                     ----------  ---------  ----------  --------
 Natural Gas
   Production (Mmcf). . . . . . . . . . . . . . . .    2,530.6     2,566.5      (35.9)     -1.4%
   Average sales price received ($per Mcf). . . . .       3.33        2.88       0.45      15.6%
                                                     ----------  ---------  ----------  --------
   Sales ($in thousands). . . . . . . . . . . . . .    8,435.8     7,391.7    1,044.1      14.1%
 Oil
   Production (Mbbl). . . . . . . . . . . . . . . .       29.6        39.3       (9.7)    -24.7%
   Average sales price received ($per Bbl). . . . .      23.47       22.86       0.61       2.7%
                                                     ----------  ---------  ----------  --------
   Sales ($in thousands). . . . . . . . . . . . . .      695.0       897.2     (202.2)    -22.5%
 Hedging. . . . . . . . . . . . . . . . . . . . . .      (62.5)    3,123.3   (3,185.8)   -102.0%
 Other. . . . . . . . . . . . . . . . . . . . . . .       96.1        97.5       (1.4)     -1.4%
                                                     ----------  ---------  ----------  --------
 Total oil and gas sales ($in thousands). . . . . .  $ 9,164.4   $11,509.7  $(2,345.3)    -20.4%
                                                     ==========  =========  ==========  ========
 Marketing Revenue
   Volume (Mdth). . . . . . . . . . . . . . . . . .    2,431.6     2,443.0      (11.4)     -0.5%
   Average sales price received ($per Dth). . . . .       3.70        3.25       0.45      13.8%
                                                     ----------  ---------  ----------  --------
   Sales ($in thousands). . . . . . . . . . . . . .    9,001.8     7,934.0    1,067.8      13.5%
 Pipeline Revenue
   Volume (Mdth). . . . . . . . . . . . . . . . . .    1,478.6     1,464.3       14.3       1.0%
   Average sales price received ($per Dth). . . . .       1.97        1.74       0.23      13.2%
                                                     ----------  ---------  ----------  --------
   ($in thousands). . . . . . . . . . . . . . . . .    2,919.9     2,545.0      374.9      14.7%
                                                                                        --------
 Total marketing and pipeline sales ($in thousands)  $11,921.7   $10,479.0  $ 1,442.7      13.8%
                                                     ==========  =========  ==========  ========
 Marketing Cost
   Volume (Mdth). . . . . . . . . . . . . . . . . .    2,431.6     2,442.5      (10.9)     -0.4%
   Average price paid ($per Dth). . . . . . . . . .       3.46        3.24       0.22       6.8%
                                                     ----------  ---------  ----------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .    8,416.9     7,905.2      511.7       6.5%
 Pipeline Cost
   Volume (Mdth). . . . . . . . . . . . . . . . . .    1,183.7     1,230.7      (47.0)     -3.8%
   Average price paid ($per Dth). . . . . . . . . .       1.98        1.73       0.25      14.5%
                                                     ----------  ---------  ----------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .    2,338.5     2,135.0      203.5       9.5%
                                                     ----------  ---------  ----------  --------
 Total marketing and pipeline cost ($in thousands).  $10,755.4   $10,040.2  $   715.2       7.1%
                                                     ==========  =========  ==========  ========

     REVENUES.  Total  revenues  decreased  $0.8  million  or  3.4%  between the
     --------
quarters. The net decrease was due to a 13.8% increase in gas marketing and pipeline sales and a 20.4% decrease in oil and gas sales. Well operations and service revenues and other operating revenue remained relatively constant.

     Revenues from gas marketing and pipeline sales increased $1.4 million from $10.5 million during the period ended September 30, 2001 to $11.9 million in the period ended September 30, 2002. Gas marketing revenue increased $1.1 million. The price increase corresponds with related gas indexes. Pipeline revenue, which has a sale and transportation component, increased $0.3 million. The gas marketing and pipeline volumes remained relatively constant.

     Revenues from oil and gas sales decreased a net of $2.3 million from $11.5 million for the quarter ended September 30, 2001 to $9.2 million for the quarter ended September 30, 2002. Natural gas sales increased $1.0 million and oil sales declined $0.2 million. The net increase for production revenue is attributed to the following variances; gas price increase $1.1 million, gas production decrease $0.1 million and oil production decrease $0.2 million. The price increase corresponds with related indexes. The increased production revenue was offset by recognized losses on related hedging transactions, which totaled a loss of $0.1 million for the quarter ended September 30, 2002 compared to a gain of $3.1 million for the quarter ended September 30, 2001. The average price per Mcfe, after hedging, was $3.38 and $4.11 for the quarters ended September 30, 2002 and 2001.

     COSTS AND EXPENSES. The Company's costs and expenses increased $0.5 million
     -------------------
or 2.2% between the periods primarily as a net result of a 7.1% increase in gas marketing and pipeline costs, a 21.1% increase in taxes other than income, a 4.1% decrease in depreciation, depletion and amortization expenses and a 26.6% decrease in exploration and impairment costs. Field and lease operating expenses and general and administrative expenses remained relatively constant.

     Gas marketing and pipeline costs increased $0.7 million. Gas marketing cost increased $0.5 million. The price increase corresponds with related indexes. Pipeline costs increased $0.2 million.

     Taxes other than income increased $0.1 million due to increased oil and gas prices. Production taxes are based on wellhead prices and are not affected by hedging activity.

     Depreciation, depletion and amortization expenses decreased $0.2 million. The decrease is primarily related to decreased production volumes, no longer depleting a fully depleted well and reduced property costs in Texas due to year end impairment.

     Exploration and impairment expenses decreased $0.2 million. The decrease is primarily due to reduced seismic and delay rental payments during the current quarter.

     OTHER  NON-OPERATING  INCOME.  Other  non-operating  income  increased $1.1
     ----------------------------
million when comparing the periods. This is primarily the result of a gain of $1.8 million recognized on the early retirement of the Company's Senior Subordinated Notes. The gain was partially offset by losses related to the sale of property of approximately $0.2 million and $0.5 million less interest income due to decreased cash balances.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     The Company's financial condition has continued to decline since June 30, 2002. Stockholders' equity has decreased from $37.1 million at June 30, 2002 to $34.4 million at September 30, 2002. The Company's working capital of $1.8 million at June 30, 2002 remained at $1.7 million at September 30, 2002. The Company's cash increased from $17.8 million at June 30, 2002 to $20.7 million at September 30, 2002. The Company's cash at November 12, 2002 was $2.4 million. The change in cash during the quarter of approximately $2.9 million resulted from various financing, operating and capital expenditure activities of the Company. The activities were primarily comprised of: the borrowing of approximately $10.0 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); proceeds from the sale of assets of approximately $2.4 million; the net investment of approximately $4.8 million in property, plant and equipment; payments of approximately $3.9 million for the purchase of certain of the Company's outstanding Notes; payments of approximately $0.5 million for the acquisition of treasury stock and dividends; and the use of approximately $0.2 million of cash by operations during the quarter.

     On June 21, 2002 Moody's Investors Service ("Moody's") downgraded the Company's debt rating. With a negative outlook, Moody's downgraded to Caa3 from Caa1 the Company's 9.5% Senior Subordinated Notes ("Notes") due 2007. Moody's stated that; "Further ratings actions are possible upon review of ECA's fiscal year-end June 30, 2002 reserve replacements after a year of heavy reinvestment, funded with cash-on-hand, and depending on whether ECA incurs additional secured debt to fund its drilling program." Moody's also stated that; "The downgrades reflect insufficient cash flow to cover interest expense and reserve replacement capital expenditures; asset coverage that is below the par value of the bonds; and declining production in spite of heavy FYE 2001 and FYE 2002 reinvestment in reserve acquisitions and development and exploration drilling." This could negatively impact the Company's ability to raise capital in the future or increase the cost of such capital. The Company's total proved reserves decreased by 9.5% in the fiscal year ended June 30, 2002. At July 1, 2002, total proved reserves were 201,051 Mmcfe compared to total proved reserves at July 1, 2001 of 222,254 Mmcfe.

     At September 30, 2002, the Company's principal source of liquidity consisted of $20.7 million of cash, plus amounts available under the Agreement and $2 million available under an unsecured short-term credit facility currently in place. At September 30, 2002, $10 million was outstanding under the Agreement and no amounts were outstanding or committed under the short-term credit facility.

     On July 10, 2002, the Company entered into the Agreement with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by approximately 80% of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of November 12, 2002, there are $24.6 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is less than 2.5 to 1.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. Management anticipates that EBITDAX, before inclusion of anticipated gain on the sale of assets and anticipated gain on the early retirement of the Company's Notes, for fiscal year 2003 will approximate $33 million; however, such results will not be sufficient to fully fund fiscal year 2003 projected interest charges of over $18 million and fund the Company's anticipated fiscal year 2003 capital expenditures program of $39 million. The Company's ability to achieve the projected results for fiscal year 2003 is highly dependant on product price and drilling success. The Company's price assumption is approximately $4 per Mcf for the sale of natural gas and the Company's assumption for gas production is approximately 12.8 Bcf, which is an increase of 20% over production of approximately 10.6 Bcf in fiscal year 2002. There can be no assurance given that the Company will be able to achieve these goals. EBITDAX for fiscal years 2002, 2001 and 2000 was $19.7 million, $33.7 million and $4.1 million, respectively. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2003 projected interest charges, capital expenditures program, and other uses, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances and working capital, permitted borrowings and the cash proceeds resulting from the sale of certain operating assets as well as the divestment of certain non-core assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next year.

     In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may, from time to time, purchase its outstanding debt securities in open market purchases and/or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity, uses of capital and prospects for future access to capital. The amounts involved in any such transaction, individually or in the aggregate, may be material. Since September 30, 2002, the Company has continued to purchase certain of its outstanding debt securities in privately negotiated transactions.

     The Company believes that its existing capital resources and its expected fiscal year 2003 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes. See Part II Item 1 "Legal Proceedings" for a discussion related to the Company's receipt of Notice of Default from certain holders of the Notes.


              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              -----------------------------------------------------
                                ABOUT MARKET RISK
                                -----------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into hedge transactions, covering approximately 21.7% of its natural gas production through June 2004.

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production and the percentage of gas production hedged under physical delivery contracts remain at September 2002 levels, a 10% change in the average unhedged prices realized during the year would change the Company's gas and oil revenues by approximately $0.75 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of September 30, 2002, all but $10 million of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the September 30, 2002 level, a 10% change in rates would have a negligible affect on interest expense for the quarter. The Company has not attempted to hedge the interest rate risk associated with its debt.

FOREIGN  CURRENCY  EXCHANGE  RISK
---------------------------------

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


                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As previously disclosed, in June 2001, the Company filed a lawsuit against Oracle Corporation for breach of contract, breach of warranty and rescission with respect to a software package purchased from Oracle and the failed implementation thereof. Oracle answered the complaint substantially denying all of the Company's allegations and filed a counterclaim against the Company alleging that it is owed approximately $1.2 million for prior services. In November 2001, the Company amended its Complaint against Oracle to add a count for fraud. Extensive discovery has been conducted by the parties. The Company intends to aggressively prosecute its case against Oracle as well as defend against the counterclaim of Oracle. This case is scheduled for trial in January 2003.

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 9-1/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under Section 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia

(the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleges that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, as opposed to an Asset Sale, and invoked certain obligations under the Indenture to repurchase the outstanding Notes. On March 25, 2002, the Company filed its Second Motion for Partial Summary Judgment, asserting that the Noteholders were barred from asserting the counterclaim. On June 3, 2002, the United States District Court for the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholders' claim on the basis of judicial admissions and equitable estoppel. On May 22, 2002, the Noteholders filed a "Motion for Reconsideration of the Court's January 25, 2002 Order and Permission to Take Limited Discovery in Order to Supplement the Record". The Court entered an Order dated July 19, 2002, denying the Noteholders' Motion for Reconsideration. On July 27, 2002, the Noteholders filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit. The Noteholders subsequently filed a motion to dismiss the appeal with the Fourth Circuit. This motion was granted and the matter is still pending before the District Court.

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

          None

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)     None

          b)     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 14th day of November 2002.



                                        ENERGY  CORPORATION  OF  AMERICA




                                        By:     /s/John  Mork
                                           -----------------------------------
                                        John  Mork
                                        Chief  Executive  Officer  and  Director




                                        By:     /s/Michael  S.  Fletcher
                                           -----------------------------------
                                        Michael  S.  Fletcher
                                        Chief  Financial  Officer

CERTIFICATION PURSUANT TO SECTION 302 UNDER THE SECURITIES ACT OF 1934 FORM OF 302 CERTIFICATION (10-Q)


I,  John  Mork,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Energy Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002                      /s/ John Mork
                                          -----------------------------------
                                           John  Mork
                                           Chief  Executive  Officer

CERTIFICATION PURSUANT TO SECTION 302 UNDER THE SECURITIES ACT OF 1934 FORM OF 302 CERTIFICATION (10-Q)


I,  Michael  S.  Fletcher,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Energy Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002                      /s/ Michael S. Fletcher
                                          -----------------------------------
                                                Michael  S.  Fletcher
                                                Chief  Financial  Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
CODE)

Pursuant  to  section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Energy Corporation of America, a West Virginia corporation (the "Company"), hereby certifies, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002                       /s/ John Mork
                                          -----------------------------------
                                                John  Mork
                                                Chief  Executive  Officer


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
CODE)

Pursuant  to  section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Energy Corporation of America, a West Virginia corporation (the "Company"), hereby certifies, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 14, 2002                       /s/ Michael S. Fletcher
                                          -----------------------------------
                                                Michael  S.  Fletcher
                                                Chief  Financial  Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.