Form 10-Q
period 2002-12-31
ENERGY CORP OF AMERICA
filed 2003-02-12
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                      December 31, 2002 was 621,991 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                          PAGES
PART  I  FINANCIAL  INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   December 31, 2002 (unaudited) and June 30, 2002. . . . . . . . . . . .   3

Unaudited Condensed Consolidated Statements of Operations
   For the three and six months ended December 31, 2002 and 2001. . . . .   5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the six months ended December 31, 2002 and 2001. . . . . . . . . .   6

Unaudited Condensed Consolidated Statements of Comprehensive Income
   For the three and six months ended December 31, 2002 and 2001. . . . .   7

Notes to Unaudited Condensed Consolidated Financial Statements. . . . . .   8

Item 2. Management's Discussion and Analysis of Results of Operations and
   Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .  17

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .  18


PART II  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  19

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  19

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .  19

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
---------------------------------------------------------------------------------------
                                                                  DECEMBER 31   JUNE 30
                                                                     2002        2002
                                                                  (UNAUDITED)     *
                                                                 ------------  --------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $      7,929  $ 17,775
    Accounts receivable, net of allowance for doubtful
       accounts of $1,362 and $1,366. . . . . . . . . . . . . .        19,367    18,165
    Gas inventory, lower of cost or market. . . . . . . . . . .            83       199
    Deferred income tax asset . . . . . . . . . . . . . . . . .         2,237     2,237
    Prepaid and other current assets. . . . . . . . . . . . . .         3,067     6,085
                                                                 ------------  --------
       Total current assets . . . . . . . . . . . . . . . . . .        32,683    44,461
                                                                 ------------  --------

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $121,611 and $116,294 . . . .       241,702   244,155
                                                                 ------------  --------

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $5,207 and $3,722. . . . . . . . . . . .         3,602     3,617
    Notes receivable, related party . . . . . . . . . . . . . .         1,714     1,756
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,775    10,747
                                                                 ------------  --------
       Total other assets . . . . . . . . . . . . . . . . . . .        14,091    16,120
                                                                 ------------  --------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    288,476  $304,736
                                                                 ============  ========

 *   Condensed from audited consolidated financial statements.

 The  accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
-----------------------------------------------------------------------------------------
                                                                  DECEMBER 31    JUNE 30
                                                                     2002         2002
                                                                  (UNAUDITED)       *
                                                                 -------------  ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . . .  $     11,475   $ 15,683
    Current portion of long-term debt . . . . . . . . . . . . .           127        121
    Funds held for future distribution. . . . . . . . . . . . .        12,876     11,414
    Taxes payable . . . . . . . . . . . . . . . . . . . . . . .        12,236      8,221
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,323      7,258
                                                                 -------------  ---------
       Total current liabilities. . . . . . . . . . . . . . . .        44,037     42,697

 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . .       173,625    198,701
    Gas delivery obligation and deferred revenue. . . . . . . .         3,128      5,886
    Deferred income tax liability . . . . . . . . . . . . . . .        15,673      9,887
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,273      8,689
                                                                 -------------  ---------
       Total liabilities. . . . . . . . . . . . . . . . . . . .       244,736    265,860
 Minority Interest. . . . . . . . . . . . . . . . . . . . . . .         1,628      1,732

 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued. . . . . . . . . . . .           730        730
    Class A stock, no par value; 100,000 shares authorized;
       45,582 shares issued . . . . . . . . . . . . . . . . . .         5,092      5,092
    Additional paid in capital. . . . . . . . . . . . . . . . .         5,503      5,503
    Retained earnings . . . . . . . . . . . . . . . . . . . . .        42,658     36,422
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . . . .       (11,197)   (10,426)
    Accumulated comprehensive loss. . . . . . . . . . . . . . .          (674)      (177)
                                                                 -------------  ---------
       Total stockholders' equity . . . . . . . . . . . . . . .        42,112     37,144
                                                                 -------------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    288,476   $304,736
                                                                 =============  =========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
----------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          DECEMBER 31           DECEMBER 31
                                                      -------------------  -------------------
                                                          2002      2001       2002      2001
                                                      ---------  --------  ---------  --------
 REVENUES:
    Oil and gas sales. . . . . . . . . . . . . . . .  $ 10,841   $ 9,788   $ 20,005   $21,298
    Gas marketing and pipeline sales . . . . . . . .    14,203    10,051     26,124    20,530
    Well operations and service revenues . . . . . .     1,339     1,318      2,806     2,723
    Other. . . . . . . . . . . . . . . . . . . . . .         -         -         36         -
                                                      ---------  --------  ---------  --------
         Total revenues. . . . . . . . . . . . . . .    26,383    21,157     48,971    44,551
 COST AND EXPENSES:
    Field operating expenses . . . . . . . . . . . .     2,477     2,616      4,962     5,124
    Gas marketing and pipeline cost. . . . . . . . .    12,967     9,107     23,723    19,148
    General and administrative . . . . . . . . . . .     3,773     3,503      7,332     7,027
    Taxes, other than income . . . . . . . . . . . .       633       380      1,264       902
    Depletion and depreciation, oil and gas related.     3,038     3,148      6,090     6,479
    Depreciation of pipelines and equipment. . . . .       939       673      1,795     1,419
    Exploration and impairment . . . . . . . . . . .     4,275       611      4,848     1,389
                                                      ---------  --------  ---------  --------
         Total costs and expenses. . . . . . . . . .    28,102    20,038     50,014    41,488
                                                      ---------  --------  ---------  --------
    Income (loss) from operations. . . . . . . . . .    (1,719)    1,119     (1,043)    3,063
 OTHER (INCOME) EXPENSE:
    Interest expense . . . . . . . . . . . . . . . .     4,262     4,940      9,143     9,927
    Interest income and other. . . . . . . . . . . .   (18,763)     (658)   (20,520)   (1,437)
                                                      ---------  --------  ---------  --------
 Income (loss) before income taxes . . . . . . . . .    12,782    (3,163)    10,334    (5,427)
 Income tax expense (benefit). . . . . . . . . . . .     4,512    (1,077)     3,688    (1,824)
                                                      ---------  --------  ---------  --------
 Income (loss) before minority interest. . . . . . .     8,270    (2,086)     6,646    (3,603)
 Minority interest . . . . . . . . . . . . . . . . .       (50)        -       (112)        -
                                                      ---------  --------  ---------  --------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $  8,320   $(2,086)  $  6,758   $(3,603)
                                                      =========  ========  =========  ========

 Basic and diluted earnings per common share:
 Net income (loss)
      Basic. . . . . . . . . . . . . . . . . . . . .  $  12.77   $ (3.16)  $  10.34   $ (5.46)
                                                      =========  ========  =========  ========
      Diluted (see Note 5) . . . . . . . . . . . . .  $  12.49        N/A  $  10.12        N/A
                                                      =========  ========  =========  ========

 The  accompanying  notes  are  an  integral  part  of  these condensed consolidated financial statements.

 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-------------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED
                                                                       DECEMBER 31
                                                                 --------------------
                                                                     2002       2001
                                                                 ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  6,758   $ (3,603)
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
     Depletion, depreciation and amortization . . . . . . . . .     8,217      8,266
     Gain on purchase of senior bonds . . . . . . . . . . . . .   (22,693)         -
     Impairment and exploratory expense . . . . . . . . . . . .     4,714      1,003
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,335       (884)
                                                                 ---------  ---------
                                                                     (669)     4,782
     Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . .    (1,197)     4,194
     Gas inventory. . . . . . . . . . . . . . . . . . . . . . .       116        702
     Prepaid and other assets . . . . . . . . . . . . . . . . .    (1,800)      (786)
     Accounts payable . . . . . . . . . . . . . . . . . . . . .    (4,093)    (5,669)
     Income taxes payable . . . . . . . . . . . . . . . . . . .     5,482     (1,822)
     Funds held for future distribution . . . . . . . . . . . .     1,462     (5,482)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,465    (17,134)
                                                                 ---------  ---------
     Net cash provided (used) by operating activities . . . . .     1,766    (21,215)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for property, plant and equipment . . . . . .   (11,677)   (15,961)
     Proceeds from sale of assets . . . . . . . . . . . . . . .     3,084        307
     Notes receivable and other . . . . . . . . . . . . . . . .      (284)      (150)
                                                                 ---------  ---------
     Net cash used by investing activities. . . . . . . . . . .    (8,877)   (15,804)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . . . . .    42,923          -
     Principal payments on long-term debt . . . . . . . . . . .   (44,308)       (75)
     Purchase of treasury stock and other financing activities.      (825)      (682)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . .      (525)      (528)
                                                                 ---------  ---------
     Net cash used by financing activities. . . . . . . . . . .    (2,735)    (1,285)
                                                                 ---------  ---------
     Net decrease in cash and cash equivalents. . . . . . . . .    (9,846)   (38,304)
     Cash and cash equivalents, beginning of period . . . . . .    17,775     80,336
                                                                 ---------  ---------
     Cash and cash equivalents, end of period . . . . . . . . .  $  7,929   $ 42,032
                                                                 =========  =========

 The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial  statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     DECEMBER 31         DECEMBER 31
                                                  ------------------  ----------------
                                                    2002      2001     2002      2001
                                                  -------  --------  -------  --------

 Net income (loss) . . . . . . . . . . . . . . .  $8,320   $(2,086)  $6,758   $(3,603)
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . .     500      (219)     177      (941)
    Marketable securities:
       Current period change . . . . . . . . . .       1        59       (5)       (2)
       Reclassification to earnings. . . . . . .      (9)        -      (25)        -
    Oil and gas derivatives:
       Current period transactions . . . . . . .    (386)       32     (813)    1,622
       Reclassification to earnings. . . . . . .      95    (1,541)     169    (3,475)
                                                  -------  --------  -------  --------
 Other comprehensive income (loss), net of tax .     201    (1,669)    (497)   (2,796)
                                                  -------  --------  -------  --------
 Comprehensive income (loss) . . . . . . . . . .  $8,521   $(3,755)  $6,261   $(6,399)
                                                  =======  ========  =======  ========



The  accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.     New  Accounting  Pronouncements

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to measure compensation costs for stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

4.     Note  Repurchases

The Company has purchased $62.9 million of its 9 % Senior Subordinated Notes ("Notes") during the first six months of the current fiscal year in privately negotiated transactions. Subsequent to December 31, 2002, the Company has purchased an additional $2.5 million of such Notes in privately negotiated transactions.

5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net income (loss) per common share is as follows for the net income (loss) available to common shareholders:


                                      NET INCOME (LOSS)
                                        (IN THOUSANDS)     SHARES   PER SHARE
                                      ------------------  -------  -----------
Three months ended December 31, 2002
      Basic. . . . . . . . . . . . .  $           8,320   651,787  $    12.77
      Diluted. . . . . . . . . . . .  $           8,320   666,053  $    12.49
Six months ended December 31, 2002
      Basic. . . . . . . . . . . . .  $           6,758   653,718  $    10.34
      Diluted. . . . . . . . . . . .  $           6,758   667,984  $    10.12
Three months ended December 31, 2001
      Basic and Diluted. . . . . . .  $          (2,086)  659,615  $    (3.16)
Six months ended December 31, 2001
      Basic and Diluted. . . . . . .  $          (3,603)  659,682  $    (5.46)

The effect of outstanding stock options was not included in the computation of diluted earnings per share for the periods ended December 31, 2001 because to do so would have been antidilutive.

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

Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):

                                              Exploration &    Marketing &
                                              Production       Pipeline        Other     Consolidated
                                             ---------------  -------------  ---------  --------------
 For the six months ended December 31, 2002
-------------------------------------------
   Revenue from unaffiliated customers. . .  $       22,811   $     26,124   $     36   $      48,971
   Depreciation, depletion, amortization. .           6,692            406        787           7,885
   Exploration and impairment costs . . . .           4,848                                     4,848
   Income (loss) from operations. . . . . .          (1,373)           950       (620)         (1,043)
   Interest expense, net. . . . . . . . . .          10,670         (3,033)     1,169           8,806
   EBITDAX. . . . . . . . . . . . . . . . .          11,108          1,284     19,930          32,322
   Total assets . . . . . . . . . . . . . .         182,720         79,547     26,209         288,476
   Capital expenditures . . . . . . . . . .          11,095            174        408          11,677
------------------------------------------------------------------------------------------------------

 For the six months ended December 31, 2001
-------------------------------------------
   Revenue from unaffiliated customers. . .  $       24,021   $     20,530   $      -   $      44,551
   Depreciation, depletion, amortization. .           7,183            442        273           7,898
   Exploration and impairment costs . . . .           1,389                                     1,389
   Income (loss) from operations. . . . . .           3,259           (170)       (26)          3,063
   Interest expense, net. . . . . . . . . .          10,309         (3,630)     1,950           8,629
   EBITDAX. . . . . . . . . . . . . . . . .          12,891            324        572          13,787
   Total assets . . . . . . . . . . . . . .         154,545         74,652    112,694         341,891
   Capital expenditures . . . . . . . . . .          15,439             51        471          15,961
------------------------------------------------------------------------------------------------------


Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $4.1 million and $5.2 million as of December 31, 2002 and 2001.

7.     Derivative  Instruments  and  Hedging  Activities

The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At December 31, 2002, the Company had recorded a $0.36 million other comprehensive loss, $0.04 million short-term derivative asset, $0.21 million short-term derivative tax asset, $0.57 million short-term derivative liability, $0.16 million long-term derivative liability, and $0.12 million in recognized expense due to ineffectiveness. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.31 million. The Company has partially hedged its exposure to the variability in future cash flows through October 2004.

8.     Contingencies

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


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS
------------------------------------------------------------------------------
                          AND  FINANCIAL  CONDITION
                          -------------------------

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------
AND  2001
---------

     The Company recorded net income of $8.3 million for the quarter ended December 31, 2002 compared to a net loss of $2.1 million in 2001. The increase in net income of $10.4 million is attributable to the net of a $5.2 million increase in revenues, $8.1 million increase in costs and expenses, $0.7 million decrease in interest expense, $18.1 million increase in other income, and $5.6 million increase in income tax expense.

     Production, marketing and pipeline volumes, revenue and average sales prices for the quarters ended December 31 and their related variances are as follows:

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31        VARIANCE
                                                   ------------------ -----------------
                                                       2002     2001  AMOUNT   PERCENT
                                                     -------  ------  -------  --------
 Natural Gas
   Production (Mmcf). . . . . . . . . . . . . . . .   2,455    2,548     (93)     -3.6%
   Average sales price received ($/Mcf) . . . . . .    4.21     2.50    1.71      68.4%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  10,328    6,371   3,957      62.1%
 Oil
   Production (Mbbl). . . . . . . . . . . . . . . .      23       30      (7)    -23.3%
   Average sales price received ($/Bbl) . . . . . .   24.06    18.71    5.35      28.6%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .     547      568     (21)     -3.7%
 Hedging. . . . . . . . . . . . . . . . . . . . . .    (132)   2,679  (2,811)   -104.9%
 Other. . . . . . . . . . . . . . . . . . . . . . .      98      170     (72)    -42.4%
                                                     -------  ------  -------  --------
 Total oil and gas sales ($in thousands). . . . . .  10,841    9,788   1,053      10.8%
                                                     =======  ======  =======  ========
 Marketing Revenue
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   2,482    2,735    (253)     -9.3%
   Average sales price received ($/Mmbtu) . . . . .    4.45     2.82    1.63      57.8%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  11,044    7,718   3,326      43.1%
 Pipeline Revenue
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   1,459    1,538     (79)     -5.1%
   Average sales price received ($/Mmbtu) . . . . .    2.16     1.52    0.64      42.1%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .   3,159    2,333     826      35.4%
                                                     -------  ------  -------  --------
 Total marketing and pipeline sales ($in thousands)  14,203   10,051   4,152      41.3%
                                                     =======  ======  =======  ========
 Marketing Gas Cost
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   2,482    2,734    (252)     -9.2%
   Average price paid ($/Mmbtu) . . . . . . . . . .    4.20     2.66    1.54      57.9%
                                                     -------  ------  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .  10,429    7,273   3,156      43.4%
 Pipeline Gas Cost
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   1,182    1,250     (68)     -5.4%
   Average price paid ($/Mmbtu) . . . . . . . . . .    2.15     1.47    0.68      46.3%
                                                     -------  ------  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .   2,538    1,834     704      38.4%
                                                     -------  ------  -------  --------
 Total marketing and pipeline cost ($in thousands).  12,967    9,107   3,860      42.4%
                                                     =======  ======  =======  ========

     REVENUES.  Total  revenues  increased  $5.2  million  or  24.7% between the
     --------
periods. The net increase was due to a 10.8% increase in oil and gas sales and a 41.3% increase in gas marketing and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $1.0 million from $9.8 million for the quarter ended December 31, 2001 to $10.8 million for the quarter ended December 31, 2002. Natural gas sales increased $4.0 million and oil sales declined $0.02 million. The net increase in production revenue is attributable to the increase in gas prices $4.2 million and the decrease in gas production $0.2 million. The price increase is a result of the rise in the related natural gas indexes. The increased production revenue was offset by recognized losses on related hedging transactions, which totaled a loss of $0.1 million for the quarter ended December 31, 2002 compared to a gain of $2.7 million for the quarter ended December 31, 2001. The average price per Mcfe, after hedging, was $4.18 and $3.58 for the quarters ended December 31, 2002 and 2001, respectively.

     Revenues from gas marketing and pipeline sales increased $4.1 million from $10.1 million during the period ended December 31, 2001 to $14.2 million in the period ended December 31, 2002. Gas marketing revenue increased $3.3 million primarily as a result of a 57.8% increase in the average sales price which corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Marketing volumes declined 9.3% compared to the prior period primarily due to certain contracts that expired. Pipeline revenue, which has a sales and transportation component, increased $0.8 million. Pipeline volumes are down 5.1% primarily due to natural production declines on the system.

     COSTS AND EXPENSES. The Company's costs and expenses increased $8.1 million
     -------------------
or 40.2% between the periods primarily as a net result of a 42.4% increase in gas marketing and pipeline costs, a 66.6% increase in taxes other than income, a 4.1% increase in depreciation, depletion and amortization expenses and a 600% increase in exploration and impairment costs. Field and lease operating and general and administrative expenses were comparable between periods.

     Gas marketing and pipeline costs increased $3.9 million. Gas marketing costs increased $3.2 million and pipeline costs increased $0.7 million. The increase in costs is primarily attributable to the increase in average price of gas which corresponds to the rise in the related natural gas indexes for this period compared to the prior period.

     Taxes other than income increased $0.3 million due to the increase in average sales price received for oil and gas production.

     Depreciation, depletion and amortization expenses increased primarily due to the amortization of loan closing costs and depreciation related to a consolidated subsidiary that owns drilling equipment.

     Exploration and impairment expenses increased $3.7 million. The increase is primarily due to dry hole expense for three exploratory wells and the impairment of land costs.

     OTHER  INCOME.  Other  income  increased  $18.1  million when comparing the
     -------------
periods. This is primarily the result of a gain of $20.9 million recognized on the purchase of a portion of the Company's Notes. The gain was partially offset by a loss of $2.1 million related to an unconsolidated entity in which the Company has an investment and $0.4 million less interest income primarily due to decreased cash balances.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------
AND  2001
---------

     The Company recorded net income of $6.8 million for the six-month period ended December 31, 2002 compared to a net loss of $3.6 million for the same period in 2001. The increase in net income of $10.4 million is primarily attributable to the net of $4.4 million increase in revenue, $8.5 million increase in costs and expenses, $0.8 million decrease in interest expense, $19.1 million increase in other income and $5.5 million increase in income tax expense.

     Production, marketing and pipeline volumes, revenue and average sales prices for the six months ended December 31 and their related variances are as follows:


                                                  SIX  MONTHS  ENDED
                                                        DECEMBER 31       VARIANCE
                                                  ------------------  -----------------
                                                       2002     2001  AMOUNT   PERCENT
                                                     -------  ------  -------  --------
 Natural Gas
   Production (Mmcf). . . . . . . . . . . . . . . .   4,986    5,115    (129)     -2.5%
   Average sales price received ($/Mcf) . . . . . .    3.76     2.69    1.07      39.8%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  18,763   13,763   5,000      36.3%
 Oil
   Production (Mbbl). . . . . . . . . . . . . . . .      52       70     (18)    -25.7%
   Average sales price received ($/Bbl) . . . . . .   23.73    21.03    2.70      12.8%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .   1,242    1,465    (223)    -15.2%
 Hedging (loss) gain. . . . . . . . . . . . . . . .    (194)   5,802  (5,996)   -103.3%
 Other. . . . . . . . . . . . . . . . . . . . . . .     194      268     (74)    -27.6%
                                                     -------  ------  -------  --------
 Total oil and gas sales ($in thousands). . . . . .  20,005   21,298  (1,293)     -6.1%
                                                     =======  ======  =======  ========
 Marketing Revenue
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   4,914    5,178    (264)     -5.1%
   Average sales price received ($/Mmbtu) . . . . .    4.08     3.02    1.06      35.1%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  20,046   15,652   4,394      28.1%
 Pipeline Revenue
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   2,938    3,002     (64)     -2.1%
   Average sales price received ($/Mmbtu) . . . . .    2.07     1.62    0.45      27.8%
                                                     -------  ------  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .   6,078    4,878   1,200      24.6%
                                                     -------  ------  -------  --------
 Total marketing and pipeline sales ($in thousands)  26,124   20,530   5,594      27.2%
                                                     =======  ======  =======  ========
 Marketing Gas Cost
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   4,914    5,177    (263)     -5.1%
   Average price paid ($/Mmbtu) . . . . . . . . . .    3.84     2.93    0.91      31.1%
                                                     -------  ------  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .  18,847   15,179   3,668      24.2%
 Pipeline Gas Cost
   Volume (Thousand Mmbtu). . . . . . . . . . . . .   2,365    2,480    (115)     -4.6%
   Average price paid ($/Mmbtu) . . . . . . . . . .    2.06     1.60    0.46      28.8%
                                                     -------  ------  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .   4,876    3,969     907      22.9%
                                                     -------  ------  -------  --------
 Total marketing and pipeline cost ($in thousands).  23,723   19,148   4,575      23.9%
                                                     =======  ======  =======  ========

     REVENUES.  Total  revenues  increased  $4.4  million  or  9.9%  between the
     --------
periods. The net increase was due to a 6.1% decrease in oil and gas sales and a 27.2% increase in gas marketing and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales decreased $1.3 million from $21.3 million for the period ended December 31, 2001 to $20.0 million for the period ended December 31, 2002. The Company's net gas production decreased 129 Mmcf or 2.5% between the periods and oil production decreased by 18 Mbbl or 25.7%. Offsetting the decrease in volumes sold is an increase in average sales price for gas and oil. The average price per Mcf increased from $2.69 for the prior period to $3.76 for the current period, and the average price per barrel increased from $21.03 for the prior period to $23.73 for the current period. The net effect of the increase in price and decrease in production between periods is an increase of $4.8 million in oil and gas sales before hedging activity. This increase was offset by recognized losses related to hedging transactions totaling $0.2 million for the period ended December 31, 2002, compared to a gain of $5.8 million for the period ended December 31, 2001. The average price per Mcf, after hedging, was $3.78 and $3.85 for the periods ended December 31, 2002 and 2001, respectively.

     Revenues from gas marketing and pipeline sales increased $5.6 million from $20.5 million during the period ended December 31, 2001 to $26.1 million in the period ended December 31, 2002. Gas marketing revenue increased by $4.4 million primarily due to a 35.1% increase in average sales price per Mmbtu from $3.02 for the six months ended December 31, 2001 to $4.08 for the six months ended
December 31, 2002. Offsetting this increase in average sales price was a 5.1% decrease in gas volumes sold from 5.2 million Mmbtu for the six months ended December 31, 2001 to 4.9 million Mmbtu for the six months ended December 31, 2002. Pipeline revenue increased by $1.2 million primarily due to a 27.8% increase in the average sales price per Mmbtu. Offsetting this increase in price was a 2.1% decline in gas volumes from 3.0 million Mmbtu for the six months ended December 31, 2001 to 2.9 million Mmbtu for the six months ended December 31, 2002. The increase in the average price was a result of the rise in natural gas index prices for this period compared to the prior period.

     COSTS AND EXPENSES. The Company's costs and expenses increased $8.5 million
     --------------------
or 20.6% between the periods primarily as a net result of a 23.9% increase in gas marketing and pipeline costs, a 40.1% increase in taxes other than income, and a 249.0% increase in exploration and impairment costs. Field and lease operating, together with general and administrative, and depreciation, depletion, and amortization expenses were comparable between periods.

     Gas marketing and pipeline costs increased $4.6 million. Gas marketing costs increased $3.7 million primarily due to a 31.1% increase in the average price paid per Mmbtu from $2.93 for the period ended December 31, 2001 to $3.84 for the period ended December 31, 2002. Offsetting the increase in the average price paid was a 5.1% decline in purchased gas volumes from 5.2 million Mmbtu for the six month ended December 31, 2001 to 4.9 million Mmbtu for the six months ended December 31, 2002. Pipeline costs increased $0.9 million primarily due to a 28.8% increase in the average price paid for gas purchased from $1.60 per Mmbtu for the period ended December 31, 2001 to $2.06 for the period ended December 31, 2002. Offsetting the increase in the average price paid for gas purchased was a 4.6% decline in purchased gas volumes from 2.5 million Mmbtu for the period ended December 31, 2001 to 2.4 million Mmbtu for the period ended December 31, 2002. The increase in the average price paid was a result of the rise in natural gas index prices for this period compared to the prior period.

     Taxes other than income increased $0.4 million due to the increase in average sales price received for oil and gas production.

     Exploration and impairment expenses increased $3.5 million due to dry hole expense related to three exploratory wells and the impairment of land costs.

     OTHER  INCOME. Other income increased $19.1 million when comparing periods.
     -------------
This is primarily the result of a gain of $22.7 million recognized on the purchase of a portion of the Company's Notes. The gain was partially offset by a loss of $2.1 million related to an unconsolidated entity in which the Company has an investment and a $1.0 million decline in interest income primarily due to decreased cash balances.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has improved since September 30, 2002, but at the same time, there has been a decrease in the Company's liquidity. Stockholders' equity has increased from $34.4 million at September 30, 2002 to $42.1 million at December 31, 2002. The Company's working capital of $1.7 million at September 30, 2002 decreased to a negative $11.4 million at December 31, 2002. The Company's cash decreased from $20.7 million at September 30, 2002 to $7.9 million at December 31, 2002. The Company's cash at February 10, 2003 was $2.0 million. The change in cash during the quarter of approximately $12.8 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of approximately $27.9 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); the net investment of approximately $7.0 million in property, plant and equipment; payments of approximately $35.4 million for the purchase of a portion of the Company's outstanding Notes; payments of approximately $0.9 million for the acquisition of treasury stock and dividends; and approximately $2.0 million of cash provided by operations and $0.6 million of cash proceeds from sale of assets during the quarter.

     On December 13, 2002, Standard & Poor's Rating Services ("S&P"), with a negative outlook, lowered its corporate credit rating on the Company to CCC+ from B, and its rating on the Notes to CCC- from CCC+. S&P stated that "the ratings downgrade reflects ECA's burdensome debt leverage with limited, near-term prospects for significant deleveraging and a likely decline in liquidity through 2003 as S&P expects ECA to outspend its internally generated cash flow. Given the probable cash flow generation of ECA's properties, it may be very challenging for the company to continue servicing its debt while averting depletion."

     At December 31, 2002, the Company's principal source of liquidity consisted of $7.9 million of cash, plus amounts available under the Agreement. At
December  31,  2002,  $37.9  million  was  outstanding  under  the  Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of February 10, 2003, there are $34.0 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is less than 2.5 to 1.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. EBITDAX for fiscal years 2002, 2001 and 2000 was $19.7 million, $33.7 million and $4.1 million, respectively. Management anticipates that EBITDAX, before inclusion of anticipated gain on the sale of assets and anticipated gain on the purchase of the Company's Notes, for fiscal year 2003 will approximate $33 million; however, such results will not be sufficient to fully fund fiscal year 2003 projected interest charges of over $17 million and fund the Company's anticipated fiscal year 2003 capital expenditures program of $29 million. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2003 projected interest charges, capital expenditures program, and other uses, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings and the cash proceeds resulting from the sale of certain assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the current fiscal year.

     In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may, from time to time, purchase its outstanding Notes in open market purchases and/or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity, uses of capital and prospects for future access to capital. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into hedge transactions through derivative and physical delivery contracts, covering approximately 64.1% of its estimated production through October 2004.

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at December 2002 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.51 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of December 31, 2002, all but $37.9 million of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the December 31, 2002 level, a 10% change in rates would have a $0.25 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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


ITEM  4.  CONTROLS  AND  PROCEDURES
-----------------------------------

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As previously disclosed, in June 2001, the Company filed a lawsuit against Oracle Corporation for breach of contract, breach of warranty and rescission with respect to a software package purchased from Oracle and the failed implementation thereof. The Complaint was later amended to add a claim for fraud. Oracle answered the complaint, substantially denying all of the Company's allegations, and filed a counterclaim against the Company. The case was scheduled for trial in January 2003; however, prior to the commencement of the trial, the case was settled on terms satisfactory to the Company.

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 91/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under Section 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleged that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, as opposed to an Asset Sale, and invoked certain obligations under the Indenture to repurchase the outstanding Notes. On March 25, 2002, the Company filed its Second Motion for Partial Summary Judgment, asserting that the Noteholders were barred from asserting the counterclaim. On June 3, 2002, the United States District Court for the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholders' claim on the basis of judicial admissions and equitable estoppel.
On May 22, 2002, the Noteholders filed a "Motion for Reconsideration of the Court's January 25, 2002, Order and Permission to Take Limited Discovery in Order to Supplement the Record". The Court entered an Order dated July 19, 2002, denying the Noteholders' Motion for Reconsideration. On July 27, 2002, the Noteholders filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit. The Noteholders subsequently filed a motion to voluntarily dismiss the appeal without prejudice. This motion was granted and the matter was remanded to the District Court. The District Court entered a Stipulation and Final Judgment on December 3, 2002, and a Judgment Order dated December 4, 2002. This discussion is qualified in its entirety by the foregoing Stipulation and Final Judgment dated December 3, 2002 and the Judgment Order dated December 4, 2002, which are attached as exhibits 99.01 and 99.02 and incorporated herein by reference.

     On December 9, 2002, some of the Noteholders filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Stipulation and Final Judgment Order dated December 3, 2002, and the Judgment Order entered on December 4, 2002. The appealing Noteholders must file their brief on or before February 28, 2003.

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

          None

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)     Exhibits:

                 99.01       Stipulation  and  Final  Judgment
                 99.02       Judgment  Order

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 12th day of February 2003.



     ENERGY  CORPORATION  OF  AMERICA




                                     By:     /s/John  Mork
                                        ----------------------------------------
                                        John  Mork
                                        Chief  Executive  Officer  and  Director




                                     By:     /s/Michael  S.  Fletcher
                                        ----------------------------------------
                                        Chief  Financial  Officer

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


Dated:  February  12,  2003                      /s/John  Mork
                                            ------------------------------
                                            John  Mork
                                            Chief  Executive  Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February  12,  2003                     /s/Michael  S.  Fletcher
                                            --------------------------------
                                            Michael  S.  Fletcher
                                            Chief  Financial  Officer