Form 10-Q
period 2003-03-31
ENERGY CORP OF AMERICA
filed 2003-05-09
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X  No ___
                                     ---


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                         May 8, 2003 was 620,393 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  PAGES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
   March 31, 2003 (Unaudited) and June 30, 2002 . . . . . . . . . . . . .      3

Unaudited Condensed Consolidated Statements of Operations
   For the three and nine months ended March 31, 2003 and 2002. . . . . .      5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the nine months ended March 31, 2003 and 2002. . . . . . . . . . .      6

Unaudited Condensed Consolidated Statements of Comprehensive Income
   For the three and nine months ended March 31, 2003 and 2002. . . . . .      7

Notes to Unaudited Condensed Consolidated Financial Statements. . . . . .      8

Item 2. Management's Discussion and Analysis of Results of Operations and
   Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .     17

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .     18


PART II  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     19

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     20

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     20

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .     20

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------------
                                                                  MARCH 31,   JUNE 30,
                                                                    2003       2002
                                                                (UNAUDITED)     *
                                                                -----------  ---------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $    4,875  $  17,775
    Accounts receivable, net of allowance for doubtful
       accounts of $1,371 and $1,366. . . . . . . . . . . . . .      26,341     18,165
    Gas inventory, lower of cost or market. . . . . . . . . . .           -        199
    Deferred income tax asset . . . . . . . . . . . . . . . . .       2,237      2,237
    Notes receivable, related party . . . . . . . . . . . . . .       1,645         10
    Prepaid and other current assets. . . . . . . . . . . . . .       1,519      6,075
                                                                 ----------  ---------
       Total current assets . . . . . . . . . . . . . . . . . .      36,617     44,461


 Property, plant and equipment, net of accumulated
    depreciation and depletion of $125,171 and $116,294 . . . .     248,553    244,155


 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $5,493 and $3,722. . . . . . . . . . . .       3,349      3,617
    Notes receivable, related party . . . . . . . . . . . . . .          72      1,756
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,765     10,747
                                                                 ----------  ---------
       Total other assets . . . . . . . . . . . . . . . . . . .      12,186     16,120
                                                                 ----------  ---------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  297,356  $ 304,736
                                                                 ==========  =========

 *   Condensed from audited consolidated financial statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
 (AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
----------------------------------------------------------------------------------------
                                                                   MARCH 31,    JUNE 30,
                                                                     2003         2002
                                                                  (UNAUDITED)      *
                                                                  -----------  ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . . .  $   16,824   $  15,683
    Current portion of long-term debt . . . . . . . . . . . . .         130         121
    Funds held for future distribution. . . . . . . . . . . . .      17,930      11,414
    Taxes payable . . . . . . . . . . . . . . . . . . . . . . .      14,907       8,221
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,907       7,258
                                                                 -----------  ----------
       Total current liabilities. . . . . . . . . . . . . . . .      55,698      42,697

 LONG-TERM OBLIGATIONS
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . .     168,512     198,701
    Gas delivery obligation and deferred revenue. . . . . . . .       3,025       5,886
    Deferred income tax liability . . . . . . . . . . . . . . .      15,673       9,887
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,914       8,689
                                                                 -----------  ----------
       Total liabilities. . . . . . . . . . . . . . . . . . . .     250,822     265,860


 Minority Interest. . . . . . . . . . . . . . . . . . . . . . .       1,587       1,732


 STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued. . . . . . . . . . . .         730         730
    Class A stock, no par value; 100,000 shares authorized;
       45,582 shares issued . . . . . . . . . . . . . . . . . .       5,092       5,092
    Additional paid in capital. . . . . . . . . . . . . . . . .       5,503       5,503
    Retained earnings . . . . . . . . . . . . . . . . . . . . .      45,707      36,422
    Treasury stock and notes receivable arising from the
       issuance of common stock . . . . . . . . . . . . . . . .     (11,477)    (10,426)
    Accumulated other comprehensive loss. . . . . . . . . . . .        (608)       (177)
                                                                 -----------  ----------
       Total stockholders' equity . . . . . . . . . . . . . . .      44,947      37,144
                                                                 -----------  ----------

 TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  297,356   $ 304,736
                                                                 ===========  ==========

 *   Condensed from audited consolidated financial statements.

 The  accompanying  notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
---------------------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         MARCH 31               MARCH 31
                                                    -----------------        -----------------
                                                         2003      2002       2003       2002
                                                      --------  --------  ---------  ---------
 REVENUES:
    Oil and gas sales. . . . . . . . . . . . . . . .  $13,511   $ 8,095   $ 33,516   $ 29,393
    Gas marketing and pipeline sales . . . . . . . .   19,259     9,153     45,384     29,683
    Well operations and service revenues . . . . . .    1,268     1,325      4,073      4,048
    Other. . . . . . . . . . . . . . . . . . . . . .        -         -         36          -
                                                      --------  --------  ---------  ---------
         Total revenues. . . . . . . . . . . . . . .   34,038    18,573     83,009     63,124
                                                      --------  --------  ---------  ---------
 COST AND EXPENSES:
    Field operating expenses . . . . . . . . . . . .    2,436     2,624      7,398      7,748
    Gas marketing and pipeline cost. . . . . . . . .   16,971     8,115     40,694     27,262
    General and administrative . . . . . . . . . . .    3,225     3,955     10,557     10,982
    Taxes, other than income . . . . . . . . . . . .    1,074       500      2,338      1,402
    Depletion and depreciation, oil and gas related.    2,911     2,939      9,001      9,418
    Depreciation of pipelines and equipment. . . . .      949       718      2,744      2,137
    Exploration and impairment . . . . . . . . . . .    3,015     3,308      7,863      4,698
                                                      --------  --------  ---------  ---------
         Total costs and expenses. . . . . . . . . .   30,581    22,159     80,595     63,647
                                                      --------  --------  ---------  ---------
    Income (loss) from operations. . . . . . . . . .    3,457    (3,586)     2,414       (523)
 OTHER (INCOME) EXPENSE:
    Interest expense . . . . . . . . . . . . . . . .    3,922     4,910     13,065     14,836
    Interest income and other. . . . . . . . . . . .   (5,763)     (234)   (26,283)    (1,670)
                                                      --------  --------  ---------  ---------
 Income (loss) before income taxes . . . . . . . . .    5,298    (8,262)    15,632    (13,689)
 Income tax expense (benefit). . . . . . . . . . . .    2,014    (2,904)     5,702     (4,728)
                                                      --------  --------  ---------  ---------
 Income (loss) before minority interest. . . . . . .    3,284    (5,358)     9,930     (8,961)
 Minority interest . . . . . . . . . . . . . . . . .      (64)        -       (175)         -
                                                      --------  --------  ---------  ---------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $ 3,348   $(5,358)  $ 10,105   $ (8,961)
                                                      ========  ========  =========  =========

 Basic and diluted earnings per common share:
 Net income (loss)
      Basic. . . . . . . . . . . . . . . . . . . . .  $  5.15   $ (8.16)  $  15.49   $ (13.60)
                                                      ========  ========  =========  =========
      Diluted (see Note 5) . . . . . . . . . . . . .  $  5.04   N/A       $  15.16   N/A
                                                      ========  ========  =========  =========

 The  accompanying  notes  are  an  integral  part  of  these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-----------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED
                                                                   MARCH 31
                                                             ------------------
                                                                  2003       2002
                                                              ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) . . . . . . . . . . . . . . . . . . .  $ 10,105   $ (8,961)
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
     Depletion, depreciation and amortization. . . . . . . .    12,205     12,107
     Gain on purchase of senior bonds. . . . . . . . . . . .   (23,609)         -
     Exploration and impairment          . . . . . . . . . .     7,705      4,291
     Other . . . . . . . . . . . . . . . . . . . . . . . . .     2,292     (1,203)
                                                              ---------  ---------
                                                                 8,698      6,234
     Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . .    (8,170)     3,093
     Gas inventory . . . . . . . . . . . . . . . . . . . . .       199        706
     Prepaid and other assets. . . . . . . . . . . . . . . .      (301)    (1,114)
     Accounts payable. . . . . . . . . . . . . . . . . . . .     1,081     (1,915)
     Taxes payable . . . . . . . . . . . . . . . . . . . . .     6,686     (2,443)
     Funds held for future distribution. . . . . . . . . . .     6,517     (6,282)
     Other . . . . . . . . . . . . . . . . . . . . . . . . .       554    (20,368)
                                                              ---------  ---------
     Net cash provided (used) by operating activities. . . .    15,264    (22,089)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for property, plant and equipment. . . . .   (25,183)   (29,291)
     Proceeds from sale of assets. . . . . . . . . . . . . .     3,134        506
     Notes receivable and other. . . . . . . . . . . . . . .     1,334        (52)
                                                              ---------  ---------
     Net cash used by investing activities . . . . . . . . .   (20,715)   (28,837)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt. . . . . . . . . . . . . .    52,818          -
     Principal payments on long-term debt. . . . . . . . . .   (58,369)      (113)
     Purchase of treasury stock. . . . . . . . . . . . . . .    (1,113)    (1,187)
     Dividends paid. . . . . . . . . . . . . . . . . . . . .      (785)      (791)
                                                              ---------  ---------
     Net cash used by financing activities . . . . . . . . .    (7,449)    (2,091)
                                                              ---------  ---------
     Net decrease in cash and cash equivalents . . . . . . .   (12,900)   (53,017)
     Cash and cash equivalents, beginning of period. . . . .    17,775     80,336
                                                              ---------  ---------
     Cash and cash equivalents, end of period. . . . . . . .  $  4,875   $ 27,319
                                                              =========  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


 ENERGY  CORPORATION  OF  AMERICA
 CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-----------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     MARCH 31              MARCH 31
                                                ------------------     -----------------


                                                    2003      2002      2003       2002
                                                  -------  --------  --------  ---------

 Net income (loss) . . . . . . . . . . . . . . .  $3,348   $(5,358)  $10,105   $ (8,961)
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change . . . . . . . . . .     249       (66)      426     (1,007)
    Marketable securities:
       Current period change . . . . . . . . . .       -       (39)       (5)       (41)
       Reclassification to earnings. . . . . . .       -         -       (25)         -
    Oil and gas derivatives:
       Current period transactions . . . . . . .    (588)       39    (1,401)     1,661
       Reclassification to earnings. . . . . . .     405      (674)      574     (4,149)
                                                  -------  --------  --------  ---------
 Other comprehensive income (loss), net of tax .      66      (740)     (431)    (3,536)
                                                  -------  --------  --------  ---------
 Comprehensive income (loss) . . . . . . . . . .  $3,414   $(6,098)  $ 9,674   $(12,497)
                                                  =======  ========  ========  =========




The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4.     Note  Repurchases

The Company has purchased $65.4 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the first nine months of the current fiscal year in privately negotiated transactions. Subsequent to March 31, 2003, the Company has purchased an additional $20,000 of such Notes in privately negotiated transactions.

5.     Earnings  per  Share

A reconciliation of the components of basic and diluted net income (loss) per common share is as follows for the net income (loss) available to common shareholders:

                                    NET INCOME (LOSS)
                                      (IN THOUSANDS)     SHARES    PER SHARE
                                    ------------------  -------  -----------
Three months ended March 31, 2003
      Basic. . . . . . . . . . . .  $           3,348   649,921  $     5.15
      Diluted. . . . . . . . . . .  $           3,348   664,187  $     5.04
Nine months ended March 31, 2003
      Basic. . . . . . . . . . . .  $          10,105   652,471  $    15.49
      Diluted. . . . . . . . . . .  $          10,105   666,737  $    15.16
Three months ended March 31, 2002
      Basic and Diluted (a). . . .  $          (5,358)  656,566  $    (8.16)
Nine months ended March 31, 2002
      Basic and Diluted (a). . . .  $          (8,961)  658,662  $   (13.60)

(a) The effect of outstanding stock options was not included in the computation of diluted earnings per share for the periods ended March 31, 2002 because to do so would have been antidilutive.

6.     Industry  Segments

The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and revenues derived from gathering and pipeline services (functions) provided for Company and third party natural gas. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment costs ("EBITDAX") to evaluate the operations of each segment.

Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):




                                              Exploration &   Marketing &
                                               Production       Pipeline      Other     Consolidated
                                           ---------------  -------------  ---------  --------------
 For the nine months ended March 31, 2003
-----------------------------------------
   Revenue from unaffiliated customers. .  $       37,589   $     45,384   $     36   $      83,009
   Depreciation, depletion, amortization.           9,905            608      1,232          11,745
   Exploration and impairment costs . . .           7,863              -          -           7,863
   Income (loss) from operations. . . . .             656          2,558       (800)          2,414
   Interest expense, net. . . . . . . . .          16,300         (4,681)     1,028          12,647
   EBITDAX. . . . . . . . . . . . . . . .          20,269          3,116     25,095          48,480
   Total assets . . . . . . . . . . . . .         186,376         90,041     20,939         297,356
   Capital expenditures . . . . . . . . .          24,300            231        652          25,183
----------------------------------------------------------------------------------------------------

 For the nine months ended March 31, 2002
-----------------------------------------
   Revenue from unaffiliated customers. .  $       33,441   $     29,683   $      -   $      63,124
   Depreciation, depletion, amortization.          10,459            658        438          11,555
   Exploration and impairment costs . . .           4,698              -          -           4,698
   Income (loss) from operations. . . . .            (363)             4       (164)           (523)
   Interest expense, net. . . . . . . . .          15,802         (5,402)     2,897          13,297
   EBITDAX. . . . . . . . . . . . . . . .          16,441            716        243          17,400
   Total assets . . . . . . . . . . . . .         150,152         73,867    109,262         333,281
   Capital expenditures . . . . . . . . .          25,108             95      4,088          29,291
----------------------------------------------------------------------------------------------------

Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $5.3 million and $2.7 million as of March 31, 2003 and 2002.

7.     Derivative  Instruments

The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At March 31, 2003, the Company had recorded a $0.55 million other comprehensive loss, $0.32 million short-term derivative tax asset, $0.78 million short-term derivative liability, $0.10 million long-term derivative liability, and $0.01 million in recognized expense due to ineffectiveness. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.52 million. The Company has partially hedged its exposure to the variability in future cash flows through June 2005.

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------
AND  2002
---------

     The Company recorded net income of $3.3 million for the quarter ended March 31, 2003 compared to a net loss of $5.4 million in 2002. The increase in net income of $8.7 million is primarily attributable to the net of a $15.5 million increase in revenues, $8.4 million increase in costs and expenses, $1.0 million decrease in interest expense, $5.5 million increase in interest income and other, and a $4.9 million increase in income tax expense.

    Production, marketing and pipeline volumes, revenue and average sales prices For the quarters ended March 31 and their related variances are as follows:


                                                THREE MONTHS ENDED
                                                       MARCH 31        VARIANCE
                                                     -------------  -----------------
                                                       2003    2002  AMOUNT   PERCENT
                                                     -------  -----  -------  --------
 Natural Gas
   Production (Mmcf). . . . . . . . . . . . . . . .   2,250   2,348     (98)     -4.2%
   Average sales price received ($/Mcf) . . . . . .    7.37    2.55    4.82     189.1%
                                                     -------  -----  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  16,591   5,989  10,602     177.0%
 Oil
   Production (Mbbl). . . . . . . . . . . . . . . .      25      27      (2)     -7.4%
   Average sales price received ($/Bbl) . . . . . .   31.44   19.41   12.03      62.0%
                                                     -------  -----  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .     786     524     262      50.0%
 Hedging. . . . . . . . . . . . . . . . . . . . . .  (3,956)  1,278  (5,234)   -409.5%
 Other. . . . . . . . . . . . . . . . . . . . . . .      90     304    (214)    -70.4%
                                                     -------  -----  -------  --------
 Total oil and gas sales ($in thousands). . . . . .  13,511   8,095   5,416      66.9%
                                                     =======  =====  =======  ========
 Marketing Revenue
   Volume (Million Mmbtu) . . . . . . . . . . . . .   2,361   2,387     (26)     -1.1%
   Average sales price received ($/Mmbtu) . . . . .    6.00    2.87    3.13     109.3%
                                                     -------  -----  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  14,167   6,843   7,324     107.0%
 Pipeline Revenue
   Volume (Million Mmbtu) . . . . . . . . . . . . .   1,399   1,526    (127)     -8.3%
   Average sales price received ($/Mnbtu) . . . . .    3.64    1.51    2.13     140.4%
                                                     -------  -----  -------  --------
   Sales ($in thousands). . . . . . . . . . . . . .   5,092   2,310   2,782     120.4%
                                                     -------  -----  -------  --------
 Total marketing and pipeline sales ($in thousands)  19,259   9,153  10,106     110.4%
                                                     =======  =====  =======  ========
 Marketing Gas Cost
   Volume (Million Mmbtu) . . . . . . . . . . . . .   2,361   2,387     (26)     -1.1%
   Average price paid ($/Mmbtu) . . . . . . . . . .    5.59    2.68    2.91     108.6%
                                                     -------  -----  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .  13,200   6,399   6,801     106.3%
 Pipeline Gas Cost
   Volume (Million Mmbtu) . . . . . . . . . . . . .   1,081   1,207    (126)    -10.4%
   Average price paid ($/Mmbtu) . . . . . . . . . .    3.49    1.42    2.07     145.4%
                                                     -------  -----  -------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .   3,771   1,716   2,055     119.8%
                                                     -------  -----  -------  --------
 Total marketing and pipeline cost ($in thousands).  16,971   8,115   8,856     109.1%
                                                     =======  =====  =======  ========

     REVENUES.  Total  revenues  increased  $15.5  million  or 83.3% between the
     --------
periods. The increase was due to a $5.4 million increase in oil and gas sales and a $10.1 increase in gas marketing and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $5.4 million from $8.1 million for the quarter ended March 31, 2002 to $13.5 million for the quarter ended March 31, 2003. Natural gas sales increased $10.6 million and oil sales increased $0.26 million. The net increase in gas production revenue is attributable to the increase in gas prices ($10.8 million) offset by the decrease in gas production ($0.2 million). The price increase is a result of the rise in the related natural gas indexes. The increased production revenue was offset by recognized losses on related hedging transactions, which totaled a loss of $4.0 million for the quarter ended March 31, 2003 compared to a gain of $1.3 million for the quarter ended March 31, 2002. The average price per Mcfe, after hedging and other, was $5.63 and $3.23 for the quarters ended March 31, 2003 and 2002, respectively.

    Revenues from gas marketing and pipeline sales increased $10.1 million from $9.2 million during the period ended March 31, 2002 to $19.3 million in the period ended March 31, 2003. Gas marketing revenue increased $7.3 million primarily as a result of a 109.3% increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline revenue, which has a sales and gathering component, increased $2.8 million primarily as a result of a 140.4% increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline volumes declined 8.3% compared to the prior period primarily due to natural production declines on the system.

COSTS  AND EXPENSES.  The Company's costs and expenses increased $8.4 million or
-------------------
38.0% between the periods primarily as a net result of an $8.9 million increase in gas marketing and pipeline costs, $0.7 million decrease in general and administrative expenses, $0.6 million increase in taxes other than income, and a $0.3 million decrease in exploration and impairment costs. Field and lease operating and depreciation, depletion and amortization expenses were comparable between periods.

     Gas marketing and pipeline costs increased $8.9 million. Gas marketing costs increased $6.8 million and pipeline costs increased $2.1 million. The increase in costs is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes for this period compared to the prior period.

     General and administrative expenses decreased $0.7 million primarily as a Result of a decrease in legal expenses as compared to the prior period.

     Taxes other than income increased $0.6 million due to the increase in Average sales price received for oil and gas production.

     Exploration and impairment costs decreased $0.3 million primarily due to a reduction in dry hole expense between the periods.

     INTEREST  EXPENSE.  Interest  expense decreased $1.0 million when comparing
     ------------------
the periods primarily as a result of the reduction in long-term debt and a lower interest rate on a portion of the outstanding borrowings.

     INTEREST  INCOME  AND  OTHER.  Other  income  increased  $5.5  million when
     ----------------------------
comparing the periods. This is primarily the result of a recognized gain of $4.6 million related to the settlement of a disputed claim and a gain of $0.9 million related to the purchase of a portion of the Company's Notes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND
--------------------------------------------------------------------------------
2002
----

     The Company recorded net income of $10.1 million for the nine month period ended March 31, 2003 compared to a net loss of $9.0 million for the same period in 2002. The increase in net income of $19.1 million is primarily attributable to the net of a $19.9 million increase in revenue, $16.9 million increase in costs and expenses, $1.8 million decrease in interest expense, $24.6 million increase in interest income and other and a $10.4 million increase in income tax expense.

     Production, marketing and pipeline volumes, revenue and average sales prices for the nine months ended March 31 and their related variances are as follows:


                                                    NINE MONTHS ENDED
                                                        MARCH 31         VARIANCE
                                                        --------        ---------
                                                       2003     2002  AMOUNT    PERCENT
                                                     -------  ------  --------  --------
 Natural Gas
   Production (Mmcf). . . . . . . . . . . . . . . .   7,236    7,463     (227)     -3.0%
   Average sales price received ($/Mcf) . . . . . .    4.89     2.65     2.24      84.6%
                                                     -------  ------  --------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  35,354   19,751   15,603      79.0%
 Oil
   Production (Mbbl). . . . . . . . . . . . . . . .      77       96      (19)    -19.8%
   Average sales price received ($/Bbl) . . . . . .   26.32    20.72     5.61      27.1%
                                                     -------  ------  --------  --------
   Sales ($in thousands). . . . . . . . . . . . . .   2,027    1,989       38       1.9%
 Hedging. . . . . . . . . . . . . . . . . . . . . .  (4,144)   7,080  (11,224)   -158.5%
 Other. . . . . . . . . . . . . . . . . . . . . . .     279      573     (294)    -51.3%
                                                     -------  ------  --------  --------
 Total oil and gas sales ($in thousands). . . . . .  33,516   29,393    4,123      14.0%
                                                     =======  ======  ========  ========
 Marketing Revenue
   Volume (Million Mmbtu) . . . . . . . . . . . . .   7,275    7,564     (289)     -3.8%
   Average sales price received ($/Mmbtu) . . . . .    4.70     2.97     1.73      58.1%
                                                     -------  ------  --------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  34,213   22,495   11,718      52.1%
 Pipeline Revenue
   Volume (Million Mmbtu) . . . . . . . . . . . . .   4,337    4,528     (191)     -4.2%
   Average sales price received ($/Mnbtu) . . . . .    2.58     1.59     0.99      62.3%
                                                     -------  ------  --------  --------
   Sales ($in thousands). . . . . . . . . . . . . .  11,171    7,188    3,983      55.4%
                                                     -------  ------  --------  --------
 Total marketing and pipeline sales ($in thousands)  45,384   29,683   15,701      52.9%
                                                     =======  ======  ========  ========
 Marketing Gas Cost
   Volume (Million Mmbtu) . . . . . . . . . . . . .   7,275    7,563     (288)     -3.8%
   Average price paid ($/Mmbtu) . . . . . . . . . .    4.41     2.85     1.56      54.8%
                                                     -------  ------  --------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .  32,047   21,577   10,470      48.5%
 Pipeline Gas Cost
   Volume (Million Mmbtu) . . . . . . . . . . . . .   3,446    3,687     (241)     -6.5%
   Average price paid ($/Mmbtu) . . . . . . . . . .    2.51     1.54     0.97      62.7%
                                                     -------  ------  --------  --------
   Cost ($in thousands) . . . . . . . . . . . . . .   8,647    5,685    2,962      52.1%
                                                     -------  ------  --------  --------
 Total marketing and pipeline cost ($in thousands).  40,694   27,262   13,432      49.3%
                                                     =======  ======  ========  ========

     REVENUES.  Total  revenues  increased  $19.9  million  or 31.5% between the
     --------
periods. The increase was due to a 14.0% increase in oil and gas sales and a 52.9% increase in gas marketing and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased $4.1 million from $29.4 million for the period ended March 31, 2002 to $33.5 million for the period ended March 31, 2003. The Company's net gas production decreased 227 Mmcf or 3.0% between the periods and oil production decreased by 19 Mbbl or 19.8%. Offsetting the decrease in volumes sold is an increase in average sales price for gas and oil. The average price per Mcf increased from $2.65 for the prior period to $4.89 for the current period, and the average price per barrel increased from $20.72 for the prior period to $26.32 for the current period. The net effect of the increase in price and decrease in production between periods is an increase of $15.6 million in oil and gas sales before hedging and other activity. This increase was offset by recognized losses related to hedging transactions totaling $4.1 million for the period ended March 31, 2003, compared to a gain of $7.1 million for the period ended March 31, 2002. The average price per Mcfe, after hedging and other, was $4.35 and $3.66 for the periods ended March 31, 2003 and 2002, respectively.

     Revenues from gas marketing and pipeline sales increased $15.7 million from $29.7 million during the period ended March 31, 2002 to $45.4 million in the period ended March 31, 2003. Gas marketing revenue increased by $11.7 million primarily due to a 58.1% increase in average sales price per Mmbtu from $2.97 for the nine months ended March 31, 2002 to $4.70 for the nine months ended March 31, 2003. Offsetting this increase in average sales price was a 3.8% decrease in gas volumes sold from 7.6 million Mmbtu for the nine months ended March 31, 2002 to 7.3 million Mmbtu for the nine months ended March 31, 2003. Pipeline revenue increased by $4.0 million primarily due to a 62.3% increase in the average sales price per Mmbtu. Offsetting this increase in price was a 4.2% decline in gas volumes from 4.5 million Mmbtu for the nine months ended March 31, 2002 to 4.3 million Mmbtu for the nine months ended March 31, 2003. The increase in the average price was a result of the rise in natural gas index prices for this period compared to the prior period.

    COSTS AND EXPENSES. The Company's costs and expenses increased $16.9 million
    -------------------
or 26.7% between the periods primarily as a net result of a $13.4 million increase in gas marketing and pipeline costs, $0.4 million decrease in general and administrative expenses, $0.9 million increase in taxes other than income, and a $3.2 million increase in exploration and impairment costs. Field and lease operating, and depreciation, depletion, and amortization expenses were comparable between periods.

     Gas marketing and pipeline costs increased $13.4 million. Gas marketing costs increased $10.5 million primarily due to a 54.8% increase in the average price paid per Mmbtu from $2.85 for the period ended March 31, 2002 to $4.41 for the period ended March 31, 2003. Offsetting the increase in the average price paid was a 3.8% decline in purchased gas volumes from 7.6 million Mmbtu for the nine months ended March 31, 2002 to 7.3 million Mmbtu for the nine months ended March 31, 2003. Pipeline costs increased $3.0 million primarily due to a 62.7% increase in the average price paid for gas purchased from $1.54 per Mmbtu for the period ended March 31, 2002 to $2.51 for the period ended March 31, 2003. Offsetting the increase in the average price paid for gas purchased was a 6.5% decline in purchased gas volumes from 3.7 million Mmbtu for the period ended March 31, 2002 to 3.4 million Mmbtu for the period ended March 31, 2003. The increase in the average price paid was a result of the rise in natural gas index prices for this period compared to the prior period.

     General and administrative expenses decreased $0.4 million primarily as a result of a decrease in legal expenses as compared to the prior period.

     Taxes other than income increased $0.9 million due to the increase in average sales price received for oil and gas production.

     Exploration and impairment expenses increased $3.2 million due to an increase in dry hole expense primarily related to an unsuccessful exploratory deep well test drilled in Texas.

     INTEREST  EXPENSE.  Interest  expense decreased $1.8 million when comparing
     ------------------
the periods primarily as a result of the reduction in long-term debt and a lower interest rate on a portion of the outstanding borrowings.

     INTEREST  INCOME  AND  OTHER.  Other  income  increased  $24.6 million when
     ----------------------------
comparing  periods.  This  is  primarily  the  result of a gain of $23.6 million
     -
recognized on the purchase of a portion of the Company's Notes and a recognized gain of $4.6 million related to a legal settlement. The gain was partially offset by a loss of $2.1 million related to an unconsolidated entity in which the Company has an investment and a $1.1 million decline in interest income primarily due to decreased cash balances.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has continued to improve since December 31, 2002, but at the same time, there has been a further decrease in the Company's liquidity. Stockholders' equity has increased from $42.1 million at December 31, 2002 to $44.9 million at March 31, 2003. However, the Company's working capital of a negative $11.4 million at December 31, 2002 decreased to a negative $19.1 million at March 31, 2003. The Company's cash decreased from $7.9 million at December 31, 2002 to $4.9 million at March 31, 2003. The Company's cash at May 8, 2003 was $2.3 million. The change in cash during the quarter of approximately $3.0 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the repayment of approximately $2.6 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); the net investment of approximately $13.5 million in property, plant and equipment; payments of approximately $1.5 million for the purchase of a portion of the Company's outstanding Notes; payments of approximately $0.6 million for the acquisition of treasury stock and dividends; and approximately $15.1 million of cash provided by operations during the quarter.

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

     At March 31, 2003, the Company's principal source of liquidity consisted of $4.9 million of cash, $2 million available under an unsecured credit facility currently in place, plus amounts available under the Agreement. At March 31, 2003, no amounts were outstanding or committed under the short term credit facility and $35.3 million was outstanding under the Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of May 8, 2003, there are $27.6 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is less than 2.5 to 1.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. EBITDAX for fiscal years 2002, 2001 and 2000 was $19.7 million, $33.7 million and $4.1 million, respectively. Management anticipates that EBITDAX, before inclusion of anticipated gain on the purchase of the Company's Notes, for fiscal year 2003 will approximate $33 million; however, such results will not be sufficient to fully fund fiscal year 2003 projected interest charges of over $17 million and fund the Company's anticipated fiscal year 2003 capital expenditures program of $32 million. Although cash provided from oil and gas operations will not be sufficient to fully fund the Company's fiscal year 2003 projected interest charges, capital expenditures program, and other uses, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings and the cash proceeds resulting from the sale of certain assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the current fiscal year.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions and fixed price physical delivery contracts on its estimated production covering approximately 60% to 70% through June 30, 2003, and for the fiscal year ending June 30, 2004, and 20% to 30% for the fiscal year ending June 30, 2005.

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at March 2003 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.23 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of March 31, 2003, all but $35.3 million of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the March 31, 2003 level, a 10% change in rates would have a $0.24 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 9 1/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under Section 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the Court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory judgment action. The counterclaim alleged that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, as opposed to an Asset Sale, and invoked certain obligations under the Indenture to repurchase the outstanding Notes. On March 25, 2002, the Company filed its Second Motion for Partial Summary Judgment, asserting that the Noteholders were barred from asserting the counterclaim. On June 3, 2002, the United States District Court for the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholders' claim on the basis of judicial admissions and equitable estoppel.
On May 22, 2002, the Noteholders filed a "Motion for Reconsideration of the Court's January 25, 2002, Order and Permission to Take Limited Discovery in Order to Supplement the Record". The Court entered an Order dated July 19, 2002, denying the Noteholders' Motion for Reconsideration. On July 27, 2002, the Noteholders filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit. The Noteholders subsequently filed a motion to voluntarily dismiss the appeal without prejudice. This motion was granted and the matter was remanded to the District Court. The District Court entered a Stipulation and Final Judgment on December 3, 2002, and a Judgment Order dated December 4, 2002. This discussion is qualified in its entirety by the foregoing Stipulation and Final Judgment dated December 3, 2002 and the Judgment Order dated December 4, 2002, which have been previously filed and are incorporated herein by reference.

     On December 9, 2002, some of the Noteholders filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Stipulation and Final Judgment Order dated December 3, 2002, and the Judgment Order entered on December 4, 2002. Briefing is complete and oral argument has not yet been scheduled.

     The Company and Prudential Securities Incorporated ("Prudential") have been in a long-standing contract dispute resulting from the sale of Mountaineer Gas Company to Allegheny Energy, Inc. In March 2003, the dispute resulted in Prudential filing suit against the Company in the District Court, City and County of Denver, Colorado. Management does not believe the merits of Prudential's allegations, and is of the opinion that the matter is not material regardless of the outcome.

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

          None

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

   a)     Exhibits:

          99.01*  Stipulation  and  Final  Judgment
          99.02*  Judgment  Order

   b)     Reports  on  Form  8-K:

          None










* Incorporated by reference to the indicated exhibits to filings previously made with the Securities and Exchange Commission by the Registrant's Quarterly report on Form 10-Q for the quarter ended December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 9th day of May 2003.



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


Dated:  May  9,  2003                                  /s/John  Mork
                                                       -------------
                                                       John  Mork
                                                       Chief  Executive  Officer

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


Dated:  May  9,  2003                                 /s/Michael  S.  Fletcher
                                                      ------------------------
                                                      Michael  S.  Fletcher
                                                      Chief  Financial  Officer