Form 10-K
period 2003-06-30
ENERGY CORP OF AMERICA
filed 2003-09-26
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

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


The aggregate number of shares and market value of common stock held by non-affiliates of the registrant at August 13, 2003 was 38,250 shares. The market value held by non-affiliates is unavailable.


The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at August 13, 2003 was 616,893 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                            Page

Part I
     Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
     Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
     Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10
     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 11
Part II
     Item 5. Market for the Registrant's Common Stock and Related
             Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . 11
     Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 12
     Item 7. Management's Discussion and Analysis of Results of
             Operations and Financial Condition . . . . . . . . . . . . . . . 12
     Item 7A. Quantitative and Qualitative Disclosures About Market
              Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
     Item 8. Consolidated Financial Statements and Supplementary Data
               Independent Auditors' Report . . . . . . . . . . . . . . . . . 27
               Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . 28
               Statements of Operations . . . . . . . . . . . . . . . . . . . 30
               Statements of Stockholders Equity. . . . . . . . . . . . . . . 31
               Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 32
               Statements of Comprehensive Income . . . . . . . . . . . . . . 33
               Notes to Consolidated Financial Statements . . . . . . . . . . 34
               Supplemental Information on Oil and Gas Producing
               Activities (Unaudited) . . . . . . . . . . . . . . . . . . . . 52
     Item 9. Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure. . . . . . . . . . . . . . . 55
Part III
     Item 10. Directors and Officers of Registrant. . . . . . . . . . . . . . 55
     Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . 59
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management. . . . . . . . . . . . . . . . . . . . . . . . . 59
     Item 13. Certain Relationships and Related Transactions. . . . . . . . . 61
     Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . . . . 63
Part IV
     Item 15. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 65
Part V
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 69

     All defined terms under Rule 4-10 (a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (Mmcf), billion cubic feet (Bcf), dekatherm (Dth), or thousand dekatherms (Mdth). A dekatherm is equal to one million British Thermal Units
(Btu). A Btu is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Oil is quantified in terms of barrels (Bbls), thousand barrels (Mbbls) or million barrels (Mmbbls). Oil is compared to natural gas in terms of thousand cubic feet equivalent (Mcfe), million cubic feet equivalent (Mmcfe) or billion cubic feet equivalent (Bcfe). One barrel of oil is assumed to have the energy equivalent of six Mcf of natural gas. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I
                                     ------

                              ITEM 1.    BUSINESS
                              -------------------

GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held energy company engaged in the exploration, development, production, gathering and marketing of natural gas and oil, primarily in the Appalachian Basin and Gulf Coast region. The Company conducts business primarily through its principal wholly owned subsidiaries, Eastern American Energy Corporation ("Eastern"), Westech Energy Corporation ("Westech") and Westech Energy New Zealand ("WENZ"). Eastern is one of the largest oil and gas operators in the Appalachian Basin, including exploration, development and production, and is engaged in the gathering and marketing of natural gas. Westech is involved in oil and gas exploration and development in the California and Gulf Coast regions of the United States. WENZ is involved in oil and gas exploration and development in New Zealand. As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries.

     The Company was formed in June 1993 through an exchange of shares with the common stockholders of Eastern.

     As of June 30, 2003, the Company had approximately 226 full-time and 22 part-time employees. None of the employees were covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

     The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

BUSINESS  ACTIVITY
------------------

SEGMENT  INFORMATION
--------------------

     The Company's businesses constitute two operating segments (1) gas and oil exploration and development and (2) gas aggregation and marketing. For financial information on these segments, see Note 17 to the Consolidated Financial Statements.

GAS  AND  OIL  EXPLORATION  AND  DEVELOPMENT
--------------------------------------------

OPERATIONS  AND  SIGNIFICANT  DEVELOPMENTS

     The Company's proved net gas and oil reserves are estimated as of June 30, 2003 at 190,796 Mmcf and 2,366 Mbbls, respectively. For the fiscal year ended June 30, 2003, the Company's net gas production was 9,755 Mmcf and net oil production was 104 Mbbls, for a total of 10,379 net Mmcfe.

     DEVELOPMENT  ACTIVITY

     The Company, in fiscal year 2003, drilled 45 productive gross wells (39.1 net), and recompleted 9 wells, adding 2,224 gross Mcf of gas production per day. The company also participated in 2 gross (0.4 net) wells drilled in California which added 596 gross Mcfe per day of production.

     EXPLORATORY ACTIVITY

     Exploration wells and activity are summarized under their respective project areas.

     1. Newburg/Rose Run -- West Virginia, Ohio. The Company drilled four successful exploration wells and two dry holes during the fiscal year. Current production from the Newburg discovery is 850 Mcf per day and 21 Bbls per day, net. The Company has an exploration plan for the area following the drilling success and acquisition of 3-D seismic.

     2. Texas. The Company, as operator, drilled eight wells with a success rate of 67%. The principal producing formations are the Yegua and Meek at depths ranging from 7,500 to 16,000 feet. The wells are producing approximately 16,000 Mcf per day, and 5,000 Mcf per day net. The Company is working on a development drilling plan to exploit the exploration success.

     3. New Zealand. The Company drilled a successful well in the Mt. Messenger formation in the Taranaki region which is currently producing. Therein, the Company is continuing its exploration efforts on the East Coast offshore prospects.

COMPETITION

     The Company encounters substantial competition in acquiring properties, marketing oil and gas, securing drilling equipment and personnel and operating its properties. The competitors in acquisitions, development, exploration and production include major oil companies, numerous independent oil and gas companies, gas marketers, individual proprietors and others. Many of these competitors have financial and other resources, which substantially exceed those of the Company and may have been engaged in the energy business for a much longer time than the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

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


GAS  AGGREGATION  AND  MARKETING

     The Company, primarily through its wholly owned subsidiary Eastern Marketing Corporation ("Eastern Marketing"), aggregates natural gas through the purchase of production from properties in the Appalachian Basin in which the Company has an interest, the purchase of gas delivered through the Company's gathering pipelines located in the Appalachian Basin, the purchase of gas from smaller Appalachian Producers that are not large enough to have marketing departments and the purchase of gas in the spot market. The Company sells gas to local gas distribution companies, industrial end users located in the Northeast, other gas marketing entities and into the spot market for gas delivered into interstate pipelines.

     The Company owns and operates approximately 2,000 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation and marketing activities. In addition, the Company has entered into contracts with interstate and intrastate pipeline companies that provide it with rights to transport specified volumes of natural gas. During the fiscal year ended June 30, 2003, Eastern Marketing aggregated and sold an average of 41.2 Mmcf of gas per day, of which 39.1 Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a 7% decrease in the overall volumes compared to fiscal year 2002, during which Eastern Marketing aggregated and sold an average of 44.2 Mmcf of gas per day.

GAS  SALES  AND  PURCHASE  CONTRACTS

     The Company has satisfied its obligations under all gas sales contracts (15.1 Bcf in fiscal year 2003) through gas production attributable to its own interests in oil and gas properties and through production attributable to third party interests in the same oil and gas properties (14.3 Bcf in fiscal 2003), and from natural gas aggregated by the Company pursuant to its aggregation and marketing activities from third parties (0.8 Bcf in fiscal 2003).

     The Company entered into a gas sale and purchase agreement with Allegheny Energy Services Corporation ("Allegheny"), whereby it began the delivery of natural gas on November 1, 2001. The Company received a $10 million prepayment pursuant to the agreement. Through May 31, 2003, 1,681,242 Mmbtu had been delivered at a value of $6.9 million. This agreement was terminated as of May 31, 2003 pursuant to a settlement agreement effective as of May 14, 2003, and the Company's obligations are deemed fully satisfied (See Item 8, Note 14 for additional detail).

     On November 30, 2001, the Company entered into a natural gas sales contract with Mountaineer Gas Company, doing business as Allegheny Power, to deliver 5,500 Dth per day. Under the pricing terms, the minimum price to be received by the Company is $2.75 per Dth plus the Columbia Gas Transmission ("TCO") Appalachia Basis and the maximum to be received is $4.85 per Dth plus the TCO Appalachia Basis. The pricing terms also allow the Company to fix the price on 50% of the volumes. The Company has locked the price on 50% of the volumes from July 1, 2003 through October 31, 2004 at a weighted average price of $4.85 per Dth plus the TCO Appalachia Basis. The contract began on December 1, 2001 and continues through October 31, 2004.

     The Company has a gas sales contract with Dominion Hope ("Hope"), a subsidiary of Dominion Energy, which requires the Company to sell up to 4,800 but not less than 3,200 Mmbtu per day to Hope beginning January 1, 2002 through December 31, 2003. Pricing under the contract requires Hope to pay the Company a
10.5 cent to 15.5 cent premium above the posted Inside FERC Dominion Transmission Appalachian Index.

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


                             ITEM 2.    PROPERTIES
                             ---------------------

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

     The following table sets forth the Company's estimated proved and proved developed reserves and the related estimated future value, as of June 30:

                                                        2003      2002      2001
                                                      --------  --------  --------
      Net proved:
        Gas (Mmcf)                                     190,796   183,345   206,456
        Oil (Mbbls)                                      2,366     2,951     2,633
        Total (Mmcfe)                                  204,992   201,051   222,254

      Net proved developed:
        Gas (Mmcf)                                     161,796   160,224   175,784
        Oil (Mbbls)                                      1,064     1,135       987
        Total (Mmcfe)                                  168,180   167,034   181,706

      Estimated future net cash flows
        before income taxes (in thousands)            $916,885  $471,927  $557,352
      Present value of estimated future net cash
        flows before income taxes (in thousands) (1)  $382,094  $200,087  $232,866

      ______________
     (1)  Discounted using an annual discount rate of 10%.

     The following table sets forth the Company's estimated proved reserves and the related estimated present value by region, as of June 30, 2003:

                             Present Value
                         --------------------                           Natural Gas
                            Amount                 Oil      Natural Gas  Equivalent
           Region        (thousands)     %       (Mbbls)       (Mmcf)     (Mmcfe)
     ------------------  ------------  ------  ------------  -----------  --------

     Appalachian Basin   $    306,838   80.3%           631      166,539   170,325
     Western Basins            17,717    4.6%         1,191        4,285    11,431
     Gulf Coast                53,858   14.1%           225       18,933    20,283
     New Zealand                3,681    1.0%           319        1,039     2,953
                         ------------  ------  ------------  -----------  --------
     Total               $    382,094  100.0%         2,366      190,796   204,992
                         ============  ======  ============  ===========  ========

PRODUCING  WELLS
----------------

     The following table sets forth certain information relating to productive wells at June 30, 2003. Wells are classified as oil or gas according to their predominant production stream.

                               Gross Wells             Net Wells
                         ----------------------  ----------------------
                         Oil     Gas     Total   Oil     Gas     Total
                         ----  -------  -------  ----  -------  -------
     Appalachian Basin   12.0  5,372.0  5,384.0   7.0  3,223.0  3,230.0
     Western Basins      11.0      2.0     13.0   3.4      0.2      3.6
     Gulf Coast             -     13.0     13.0     -      3.9      3.9
     New Zealand            -      4.0      4.0     -      4.0      4.0
                         ----  -------  -------  ----  -------  -------
     Total               23.0  5,391.0  5,414.0  10.4  3,231.1  3,241.5
                         ====  =======  =======  ====  =======  =======

ACREAGE
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 2003:

                           Developed Acreage     Undeveloped Acreage
                         --------------------  ------------------------
                           Gross       Net        Gross         Net
                         ---------  ---------  -----------  -----------
      Appalachian Basin  402,870.0  310,441.0    144,041.0    117,982.0
      Western Basins       1,920.0    1,457.9     86,864.4     45,228.3
      Gulf Coast           1,913.5      670.8     33,758.8     20,024.4
      New Zealand            740.0      736.3  3,181,413.1  2,776,411.9
                         ---------  ---------  -----------  -----------
      Total              407,443.5  313,306.0  3,446,077.3  2,959,646.6
                         =========  =========  ===========  ===========


PRODUCTION
----------

     The following table sets forth certain net production data and average wellhead sales prices attributable to the Company's properties for the years ended June 30:

                                                             2003     2002     2001
                                                            -------  -------  -------

      Production Data:
        Oil (Mbbls)                                             104      124      116
        Natural gas (Mmcf)                                    9,755    9,941    9,371
        Natural gas equivalent (Mmcfe)                       10,379   10,685   10,067
      Average Sales Price (before the effect of hedging):
        Oil per Bbl                                         $ 25.97  $ 21.11  $ 25.94
        Natural gas per Mcf                                 $  5.13  $  2.86  $  5.43

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

                              2003         2002         2001
                           -----------  -----------  -----------
                           Gross  Net   Gross  Net   Gross  Net
                           -----  ----  -----  ----  -----  ----
      Development:
          Productive
             Appalachian    45.0  39.1   53.0  47.8   47.0  41.5
             Other           2.0   0.4    1.0   0.3      -     -
                           -----  ----  -----  ----  -----  ----
          Total             47.0  39.5   54.0  48.1   47.0  41.5
                           =====  ====  =====  ====  =====  ====

          Nonproductive
             Appalachian     3.0   2.7    1.0   0.9    1.0   0.5
             Other             -     -      -     -      -     -
                           -----  ----  -----  ----  -----  ----
          Total              3.0   2.7    1.0   0.9    1.0   0.5
                           =====  ====  =====  ====  =====  ====
      Exploratory:
          Productive
             Appalachian     4.0   1.4    4.0   1.6
             Other           9.0   4.0    4.0   2.3    3.0   2.6
                           -----  ----  -----  ----  -----  ----
          Total             13.0   5.4    8.0   3.9    3.0   2.6
                           =====  ====  =====  ====  =====  ====

          Nonproductive
             Appalachian     2.0   1.0    5.0   2.1    2.0   0.3
             Other           4.0   2.2    4.0   3.2    8.0   3.8
                           -----  ----  -----  ----  -----  ----
          Total              6.0   3.2    9.0   5.3   10.0   4.1
                           =====  ====  =====  ====  =====  ====

                          ITEM 3.    LEGAL PROCEEDINGS
                          ----------------------------

     As previously disclosed, on December 27, 2001, the Company received a Notice of Default from certain holders of its $200 million 9 1/2% Senior Subordinate Notes due 2007 (the "Notes") alleging a default under Section 4.9 of the Indenture pursuant to which the Notes were issued. The alleged default related to the proper calculation of Net Proceeds of an Asset Sale, particularly with respect to the deduction for taxes paid or payable as a result of such sale. On December 28, 2001, the Company filed a declaratory judgment action in the United States District Court for the Southern District of West Virginia (the "Court") against the holders of the Notes who issued the Notice of Default (the "Noteholders"), asking the court to confirm the proper calculation of Net Proceeds of an Asset Sale under the Indenture. On January 25, 2002, the Court entered an order denying the Noteholders' Motion to Dismiss and granting the Company's Motion for Partial Summary Judgment, which order approved the Company's methodology in calculating taxes paid or payable in connection with an Asset Sale. On February 28, 2002, the Noteholders filed an answer and counterclaim in the declaratory Judgment action. The counterclaim alleged that the Company's sale of Mountaineer in August of 2000 constituted a sale of substantially all assets of the Company, as opposed to an Asset Sale, and invoked certain obligations under the Indenture to repurchase the outstanding Notes. On March 25, 2002, the Company filed its Second Motion for Partial Summary Judgment, asserting that the Noteholders were barred from asserting the counterclaim. On June 3, 2002, the United States District Court for the Southern District of West Virginia entered an order granting the Company's Second Motion for Partial Summary Judgment, which order dismissed the Noteholders' claim on the basis of judicial admissions and equitable estoppel. On May 22, 2002, the Noteholders filed a "Motion for Reconsideration of the Court's January 25, 2002 Order and Permission to Take Limited Discovery in Order to Supplement the Record". The Court entered an

Order dated July 19, 2002, denying the Noteholders' Motion for Reconsideration. On July 27, 2002, the Noteholders filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit. The Noteholders subsequently filed a motion to voluntarily dismiss the appeal without prejudice. This motion was granted and the matter was remanded to the District Court. The District Court entered a Stipulation and Final Judgment on December 3, 2002 and a Judgment Order dated December 4, 2002. This discussion is qualified in its entirety by the foregoing Stipulation and Final Judgment dated December 3, 2002 and the Judgment Order dated December 4, 2002, which have been previously filed and are incorporated herein by reference.

     On December 9, 2002, certain Noteholders filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Stipulation and Final Judgment Order dated December 3, 2002, and the Judgment order entered on December 4, 2002. Briefing is complete and oral argument has been scheduled for September 25, 2003.

     The Company and Prudential Securities Incorporated ("Prudential") have been in a long-standing dispute related to certain fees. In March 2003, the dispute resulted in Prudential filing suit against the Company in the District Court, City and County of Denver, Colorado. Management does not believe the merits of Prudential's allegations, and is of the opinion that the matter is not material regardless of the outcome.

     The Company is involved in various other legal actions and claims arising in the ordinary course of business. While the outcome of these other lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.


        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        --------------------------------------------------------------

     None.


                                     PART II
                                     -------

              ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
              ---------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

     The Company's common stock is not traded in a public market. As of August 13, 2003, the Company had 33 holders of record of its common stock.

     The Company declared dividends in fiscal years 2003, 2002 and 2001 of $1.1 million, $1.1 million and $3.9 million, respectively.

                              ITEM 6.    SELECTED FINANCIAL DATA
                              ----------------------------------

(Dollars in thousands, except per share items)
                                                           Year Ended June 30,
                                           ----------------------------------------------------
                                             2003      2002       2001       2000      1999
                                           --------  ---------  ---------  ---------  ---------

Operating revenue                          $117,426  $ 86,142   $129,951   $101,919   $113,500
Income (loss) from continuing operations      9,917   (26,180)   (10,199)   (26,508)   (27,099)

  Earnings per common share, basic            15.12    (39.80)    (15.34)    (40.11)    (40.27)
                             diluted          14.79    (39.80)    (15.34)    (40.11)    (40.27)
Total assets                                295,834   304,736    380,532    265,691    286,077
Long term debt                              173,197   198,701    198,902    212,575    219,886
Dividends declared per common share        $   1.72  $   1.60   $   5.80   $      -   $   0.95

     (a) The effect of outstanding stock options was not included in the computation of diluted earnings per share for years ended 2002, 2001, 2000, or 1999 because to do so would have been antidilutive.

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         -------------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

     DERIVATIVE INSTRUMENTS - As of July 1, 2000, the estimated fair values of all derivative instruments are recorded on the consolidated balance sheet. All of the derivative instruments are entered into to mitigate risks related to the prices to be received for future natural gas and oil production. Derivative instruments are not used for trading purposes. Although derivatives are reported on the balance sheet at fair value, to the extent that instruments qualify for hedge accounting treatment, changes in fair value are recorded, net of taxes, directly to stockholders' equity until the hedged oil or natural gas quantities are produced. To the extent changes in the fair values of derivatives relate to instruments not qualifying for hedge accounting treatment, such changes are recorded in operations in the period they occur. In determining the amounts to be recorded, the Company is required to estimate the fair values of derivatives. The estimates are based upon various factors that include contract volumes and prices, contract settlement dates, quoted closing prices on the NYMEX or over-the-counter, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. The estimated future prices are compared to the prices fixed by the derivatives agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and regional price differences. Periodically the valuations are validated using independent third party quotations.

     RESERVE ESTIMATES - The Company's estimate of gas and oil reserves are projections based on geologic and engineering data. There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows depend upon a number of variable factors and assumptions, such as expected future production rates, gas and oil prices, operating costs, severance taxes, and development costs, all of which may vary considerably from actual results. Expected cash flows are reduced to present value using a discount rate of 10%, as required by accounting standards. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of proved producing oil and gas properties. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be determined to be uneconomic. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's gas and oil properties and their rates of depletion. Changes in these calculations, caused by changes in reserve quantities or net cash flows are recorded on a prospective basis. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates and such variances may be material.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
------------------------------------------------------------------------------

     The Company recorded net income of $9.9 million for the year ended June 30, 2003 compared to a net loss of $26.2 million in 2002. The improvement of $36.1 million was primarily attributable to the net effect of a $31.3 million increase in revenue, a $0.2 million decrease in costs and expenses, a $3.3 million decrease in interest expense, a $0.7 decrease in gain on sale of assets, $24.7 million increase in other non-operating income and a $22.9 million increase in income tax expense.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs and taxes other than income taxes) for the Company's operating subsidiaries totaled $50.3 million for the current year compared to $35.6 million for the prior period. The Company's Oil and Gas Operating Margin
(defined as oil and gas sales and well operations and service revenues less field operating expenses and taxes other than income) totaled $43.5 million versus $31.3 million for the prior year. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) totaled $6.8 million for the current period versus $3.7 million for the prior period. Other revenue was $0.04 million for the current period versus $0.50 million for the prior period.

     Production, marketing and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                        TWELVE MONTHS ENDED
                                                              JUNE 30          VARIANCE
                                                          ---------------  ------------------
                                                           2003     2002    AMOUNT   PERCENT
                                                          -------  ------  --------  --------
      Natural Gas
        Production (Mmcf)                                  9,755    9,941     (186)     -1.9%
        Average sales price received ($/Mcf)                5.13     2.86     2.27      79.4%
                                                          -------  ------  --------  --------
        Sales ($ in thousands)                            50,031   28,462   21,569      75.8%
      Oil
        Production (Mbbl)                                    104      124      (20)    -16.1%
        Average sales price received ($/Bbl)               25.97    21.11     4.86      23.0%
                                                          -------  ------  --------  --------
        Sales ($ in thousands)                             2,701    2,618       83       3.2%
      Hedging                                             (4,843)   7,212  (12,055)   -167.2%
      Other                                                3,521      647    2,874     444.2%
                                                          -------  ------  --------  --------
      Total oil and gas sales ($ in thousands)            51,410   38,939   12,471      32.0%
                                                          =======  ======  ========  ========
      Marketing Revenue
        Volume (Mdth)                                      9,285    9,903     (618)     -6.2%
        Average sales price received ($ per Dth)            4.86     3.14     1.72      54.7%
                                                          -------  ------  --------  --------
        Sales ($ in thousands)                            45,145   31,125   14,020      45.0%
      Pipeline Revenue
        Volume (Mdth)                                      5,675    6,003     (328)     -5.5%
        Average sales price received ($ per Dth)            2.70     1.68     1.02      60.7%
                                                          -------  ------  --------  --------
        Sales ($ in thousands)                            15,338   10,084    5,254      52.1%
                                                          -------  ------  --------  --------
      Total marketing and pipeline sales ($ in thousands) 60,483   41,209   19,274      46.8%
                                                          =======  ======  ========  ========
      Marketing Gas Cost
        Volume (Mdth)                                      9,285    9,902     (617)     -6.2%
        Average price paid ($ per Dth)                      4.48     2.98     1.50      50.3%
                                                          -------  ------  --------  --------
        Cost ($ in thousands)                             41,636   29,526   12,110      41.0%
      Pipeline Gas Cost
        Volume (Mdth)                                      4,550    4,870     (320)     -6.6%
        Average price paid ($ per Dth)                      2.65     1.64     1.01      61.6%
                                                          -------  ------  --------  --------
        Cost ($ in thousands)                             12,057    7,963    4,094      51.4%
                                                          -------  ------  --------  --------
      Total marketing and pipeline cost ($ in thousands)  53,693   37,489   16,204      43.2%
                                                          =======  ======  ========  ========
      ---------------------------------------------------------------------------------------

     REVENUES.  Total  revenues  increased  $31.3  million  or 36.3% between the
     --------
years. The net increase was due to a 32.0% increase in oil and gas sales, a 46.8% increase in gas marketing and pipeline sales, a 0.1% increase in well operations and service revenues and a 93.1% decrease in other operating revenue.

     Revenues from oil and gas sales increased a net of $12.5 million from $38.9 million for the year ended June 30, 2002 to $51.4 million for the year ended June 30, 2003. Natural gas sales increased $21.6 million and oil sales increased $0.08 million. The net increase is attributed to the following variances; gas price increase $22.1 million, gas production decrease $.5 million, oil price increase $0.5 million and oil production decrease $0.4 million. The price increase corresponds with related indexes. The decrease in production was due in part to the sale of certain oil and gas properties, extended curtailments on third party transmission facilities, as well as normal production declines. The decrease in production was partially offset by the purchase of certain oil and gas properties and the drilling of new wells. The increased production revenue was offset by recognized losses on related hedging transactions including derivative instruments and fixed price delivery contracts, which totaled a loss of $4.8 million for the year ended June 30, 2003 compared to a gain of $7.2 million for the year ended June 30, 2002. The average price per Mcfe, after hedging, was $4.99 and $3.65 for the years ended June 30, 2003 and 2002, respectively.

     Revenues from gas marketing and pipeline sales increased $19.3 million from $41.2 million during the period ended June 30, 2002 to $60.5 million in the period ended June 30, 2003. Gas marketing revenue increased $14.0 million while pipeline revenue, which has sale and transportation components, increased $5.3 million. The increase in gas marketing and pipeline sales is attributable to the increase in average sales price received. The price increase corresponds with related indexes.

     Other operating revenue decreased $.5 million. The current year income of $0.03 million is related to revenue earned by the Company's participation in Deep Rig, L.P., while $0.5 million was recognized in the prior year.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $0.2 million
     -------------------
or 0.2% between the periods primarily as a net result of a 7.2% decrease in field and lease operating expenses, a 43.2% increase in gas marketing and pipeline costs, a 11.1% decrease in general and administrative expenses, a 51.1% increase in taxes other than income, a 1.8% decrease in oil and gas related depreciation, a 46.4% increase in depletion and amortization expenses of pipelines, property and equipment and a 57.6% decrease in exploration and impairment costs.

     Field and lease operating expenses decreased $0.8 million. The decrease in lease operating expenses is primarily related to a reduction in contract labor expenses, road and dike repair costs, and various other field and lease operating expenses.

     Gas marketing and pipeline costs increased $16.2 million. Gas marketing cost increased $12.1 million while pipeline costs increased $4.1 million. The increase in gas marketing and pipeline cost of sales is attributable to the increase in average price paid. The price increase corresponds with related indexes.

     General and administrative expenses decreased $1.9 million primarily due to an increase in exploration and development drilling capitalized costs, lower bad debt expense, legal fees, and board fees.

     Taxes other than income increased $1.1 million as a result of increased oil and gas sales. Average wellhead oil and gas sales prices, on which production taxes are based, were higher for the current year.

     Oil and gas related depreciation, depletion and amortization expenses decreased $0.2 million. The decrease in depletion is primarily due to reduced production volumes resulting from the sale of certain oil and gas properties and normal production declines, partially offset by production related to the acquisition of certain oil and gas properties and from new wells drilled during the year.

     Exploration and impairment expenses decreased $16.0 million. In the current year, the expenses were primarily due to dry hole costs, impairment of oil and gas property and various other geological and geophysical costs. The breakdown of costs by area in the current year are $6.8 million in the Gulf Coast, $1.0 million in New Zealand, $2.8 million in the Appalachian Basin and $1.1 million in the West.

     INTEREST  EXPENSE. Interest expense decreased $3.3 million primarily due to
     -----------------
the repurchase of $65.6 million face value of the Company's senior notes for the year ended June 30, 2003.

     INTEREST  INCOME  AND  OTHER.  Other  non-operating  income increased $24.7
     ----------------------------
million when comparing the periods. This is primarily the result of the Company purchasing a portion of its senior bonds and recognizing a gain of $23.7 million. The Company also recognized $4.5 million in income from legal settlements and $1.4 million in net contract settlements associated with Allegheny Energy. Offsetting this increase in other non-operating income was a reduction in interest income of $1.1 million due to decreases in the cash balances and interest rates when comparing the periods. The Company also recognized a loss of $2.1 million due to the write down of its investment in Alliance Gas.

     INCOME  TAX.  Income  tax  expense increased by $22.9 million in 2003 to an
     -----------
income tax expense of $6.1 million as compared to an income tax benefit in 2002 of $16.8 million. This increase was due to a $58.8 million increase in income from continuing operations.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


     The Company recorded a net loss of $26.2 million for the year ended June 30, 2002 compared to a net loss of $10.2 million in 2001. The increase in net loss of $16.0 million is attributed to the net of a $43.8 million decrease in revenue, a $22.4 million decrease in operating expenses, a $4.6 million decrease in other non-operating income, a $0.4 million decrease in interest expense and a $9.6 million increase in income tax benefits.

     OPERATING  MARGINS.  Operating  Margins  (defined as revenue less operating
     ------------------
costs, taxes other than income taxes and direct general and administrative expense) for the Company's operating subsidiaries totaled $27.4 million for the year ended June 30, 2002 as compared to $33.0 million for the year ended June 30, 2001. The Company's Oil and Gas Operating Margin (defined as oil and gas sales and well operations and service revenues less field operating expenses, taxes other than income and direct general and administrative) totaled $23.2 million for the year ended June 30, 2002 versus $27.6 million for the year ended June 30, 2001. The Company's Marketing and Pipeline Operating Margin (defined as gas marketing and pipeline sales less gas marketing and pipeline cost of sales) totaled $3.7 million for the current period versus $3.9 million for the prior period.

     Production, marketing and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                                                   Variance
                                                                              -------------------
                                                           2002      2001      Amount    Percent
                                                          -------  ---------  ---------  --------
      Natural Gas
        Production (Mmcf)                                   9,941     8,822(1)   1,119     12.68%
        Average sales price received ($ per Mcf)             2.86      5.45      (2.59)   -47.52%
                                                          -------  ---------  ---------  --------
        Sales ($ in thousands)                             28,463    48,063    (19,600)   -40.78%
      Oil
        Production (Mbbl)                                     124       108(1)      16     14.81%
        Average sales price received ($ per Bbl)            21.11     25.94      (4.83)   -18.62%
                                                          -------  ---------  ---------  --------
        Sales ($ in thousands)                              2,618     2,812       (194)    -6.90%
      Hedging                                               7,211    (9,567)    16,778    175.37%
      Other                                                   647       247        400    161.94%
                                                          -------  ---------  ---------  --------
      Total oil and gas sales ($ in thousands)            $38,939  $ 41,555   $ (2,616)    -6.30%
                                                          =======  =========  =========  ========
      Marketing Revenue
        Volume (Mdth)                                       9,903    12,126     (2,223)   -18.33%
        Average sales price received ($ per Dth)             3.14      5.42      (2.28)   -42.07%
                                                          -------  ---------  ---------  --------
        Sales ($ in thousands)                             31,125    64,890    (33,765)   -52.03%
      Pipeline Revenue
        Volume (Mdth)                                       6,003     6,531       (528)    -8.08%
        Average sales price received ($ per Dth)             1.68      2.47      (0.79)   -31.98%
                                                          -------  ---------  ---------  --------
      Sales ($ in thousands)                               10,084    16,152     (6,068)   -37.57%
                                                          -------  ---------  ---------  --------
      Total marketing and pipeline sales ($ in thousands) $41,209  $ 81,042   $(39,833)   -49.15%
                                                          =======  =========  =========  ========
      Marketing Cost
        Volume (Mdth)                                       9,902    12,087     (2,185)   -18.08%
        Average price paid ($ per Dth)                       2.98      5.16      (2.18)   -42.25%
                                                          -------  ---------  ---------  --------
        Cost ($ in thousands)                              29,525    62,219    (32,694)   -52.55%
      Pipeline Cost
        Volume (Mdth)                                       4,870     5,455       (585)   -10.72%
        Average price paid ($ per Dth)                       1.64      2.74      (1.10)   -40.15%
                                                          -------  ---------  ---------  --------
        Cost ($ in thousands)                               7,964    14,948     (6,984)   -46.72%
                                                          -------  ---------  ---------  --------
      Total marketing and pipeline cost ($ in thousands)  $37,489  $ 77,167   $(39,678)   -51.42%
                                                          =======  =========  =========  ========

      (1)   Production does not include volumes related to the acquisition of certain properties between  the effective  date  and  the  closing  date.

     REVENUES.  Total  revenues  decreased  $43.8  million  or 33.7% between the
     --------
years. The net decrease was due to a 49.2% decrease in gas marketing and pipeline sales, a 6.3% decrease in oil and gas sales, a 6.9% decrease in well operations and service revenues and a 65.4% decrease in other operating revenue.

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

     Other operating revenue decreased $1.0 million. The current year income of $0.5 million is related to revenue earned by the Company's participation in Deep Rig, L.P., with no related revenue in the prior period. The prior year revenue of $1.5 million was related to a management contract with Allegheny that terminated March 31, 2001.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $22.4
     --------------------
million or 16.8% between the periods primarily as a net result of a 51.4% decrease in gas marketing and pipeline costs, a 22.5% increase in field and lease operating expenses, a 35.6% increase in general and administrative expenses, a 35.8% decrease in taxes other than income, a 33.1% increase in oil and gas related depreciation, depletion and amortization expenses and a 45.7% increase in exploration and impairment costs.

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

     INTEREST  INCOME  AND  OTHER.  Other  non-operating  income  decreased $4.6
     ----------------------------
million when comparing the periods. This is primarily the result of $6.0 million less interest income due to decreases in the cash balances and interest rates when comparing the periods. This was partially offset by a $1.3 million decrease in other non-operating income in fiscal year 2002.

     INCOME  TAX. The benefit for income taxes increased $9.6 million due to the
     -----------
$25.6 million increased loss from continuing operation.

CAPITAL  EXPENDITURES
---------------------

     Expenditures for the exploration, development and acquisition of oil and gas properties are the Company's primary use of capital resources. The following table summarizes certain costs incurred for the years ended June 30 (in thousands):

                          2003     2002      2001
                         -------  -------  --------
           Development   $14,105  $10,977  $ 13,649
           Exploration    15,292   20,737    15,115
           Acquisitions    5,879      717    80,394
                         -------  -------  --------
             Total       $35,276  $32,431  $109,158
                         =======  =======  ========

ACQUISITIONS
------------

     On February 5, 2003, the Company purchased certain oil and gas properties located in southern West Virginia for $5.6 million, after certain adjustments. The purchase included proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has improved since June 30, 2002, but at the same time, there has been a decrease in the Company's liquidity. Stockholders' equity has increased from $37.1 million at June 30, 2002 to $43.7 million at June 30, 2003. However, the Company's working capital of $1.8 million at June 30, 2002 decreased to a negative $12.9 million at June 30, 2003. The Company's cash decreased from $17.8 million at June 30, 2002 to $4.8 million at June 30, 2003. The Company's cash at August 28, 2003 was $1.4 million. The change in cash during the year of approximately $12.9 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of approximately $39.2 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); the borrowing of $1 million under an unsecured credit facility; the net investment of approximately $34.1 million in property, plant and equipment; payments of approximately $40.9 million for the purchase of a portion of the Company's outstanding Notes; payments of approximately $2.5 million for the acquisition of treasury stock and dividends; and approximately $23.2 million of cash provided by operations during the year.

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

     At June 30, 2003, the Company's principal source of liquidity consisted of $4.8 million of cash, $1 million available under an unsecured credit facility currently in place, plus amounts available under the Foothill Capital Corporation (Foothill) Agreement. At June 30, 2003, $1 million was outstanding or committed under the short-term credit facility and $39.2 million was outstanding under the Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill . Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of August 28, 2003, there are $38.9 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is estimated to be greater than 2.5 to 1.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2003 was $37.2 million. EBITDAX for fiscal years 2002 and 2001 was $19.7 million and $33.7 million, respectively. See Note 17. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2004 will approximate $50 million. The Company's ability to achieve EBITDAX of $50 million from oil and gas operations for fiscal year 2004 is highly dependant on product price and continued drilling success. For fiscal 2004, the Company is using an average price assumption of over $5 per Mcfe and production of approximately 14.0 Bcfe, which is an increase of approximately 35% in the production amount of approximately 10.4 Bcfe in fiscal year 2003. There can be no assurance given that the Company will be able to achieve these goals. Although cash provided from oil and gas operations may not be sufficient to fully fund the Company's fiscal year 2004 projected interest charges of over $15 million, capital expenditures program of $32 million, and other uses, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings and the cash proceeds resulting from the sale of certain assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the next fiscal year.

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

     The Company believes that its existing capital resources and its expected fiscal year 2004 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes. See Item 3 "Legal Proceedings" for a discussion related to the Company's receipt of Notice of Default from certain holders of the Notes.

     In addition to the revolving credit facility and Notes discussed above, the Company had various other obligations. The following table lists the Company's contractual obligations at June 30, 2003 (in thousands):

                                           2004    2005    2006    Thereafter    Total
                                          ------  ------  -------  -----------  --------
      Senior subordinated notes           $    -  $    -  $     -  $   132,073  $132,073
      Installment notes payable              213   1,213   39,440          793    41,659
      Operating leases                       909   1,019      402        1,364     3,694
                                          ------  ------  -------  -----------  --------
      Total contractual cash obligations  $1,122  $2,232  $39,842  $   134,230  $177,426
                                          ======  ======  =======  ===========  ========


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     The FASB and representatives of the accounting staff of the Securities and Exchange Commission ("SEC") are currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The FASB and the SEC staff are considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB and SEC staff determine that costs associated with mineral rights are required to be classified as intangible assets, a portion of our oil and gas property costs incurred since the June 30, 2001 effective date of SFAS Nos. 141 and 142 would be separately classified on our balance sheets as intangible assets. However, our results of operations and cash flows would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules and impairment standards.

     Effective July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset.

     For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. While assets such as pipelines and gas marketing assets may have retirement obligations covered by SFAS No. 143, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

     The initial application of this accounting standard by ECA as of July 1, 2002, resulted in an increase in net plant assets of $0.4 million, an asset retirement obligation liability of $0.5 million, and a cumulative effect of a change in accounting principle of $0.1 million. Due to a change in estimate by

ECA in fiscal year 2003 regarding SFAS No. 143, the initial application was changed to an asset retirement obligation liability of $0.7 million, a net plant asset increase of $0.6 million, and a cumulative effect of a change in accounting principle of $0.1 million as of June 30, 2003.

     (IN THOUSANDS)
     --------------
     ASSET RETIREMENT OBLIGATIONS AS OF JULY 1, 2002:                    $  471

          Liabilities  incurred:
              Additional  wells  drilled                                    181

          Liabilities  settled:
              Reduction  for  wells  sold                                   (86)

          Accretion expense (included in depletion, deprec.,
          amortiz.-other)                                                    33

          Change  in  estimate                                              125
                                                                         -------

     Asset retirement obligations as of June 30, 2003                    $  724
                                                                         =======


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes SFAS No. 149 has no material impact on the Company's financial condition or results of operation as of June 30, 2003. The Company will adopt this Statement as of July 1, 2003.

     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and will require instruments that fall within the scope of this pronouncement to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In  November  2002,  the  FASB  issued  Financial  Interpretation  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company's adoption of FIN 45 on January l, 2003 did not effect its financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003.


              ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ----------------------------------------------------
                                ABOUT MARKET RISK
                                -----------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. See Note 5 to the Consolidated Financial Statements for additional information. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into various transactions, covering approximately 55% to 65% of its estimated natural gas production through June 2004 and 25% to 35% of its estimated natural gas production for the fiscal year ended June 2005.

As of June 30, 2003, the Company's open gas derivative instruments and fixed price delivery contracts were as follows:

                                                       Total     Average
                                          Market      Volumes    Contract      Unrealized
                 Time period              Index       (MMBtu)      Price     (Gains) Losses
     ---------------------------------  ----------  -----------  ---------  ----------------
     Derivatives:

        Natural Gas Swaps

            July 2003 - March 2004      NYMEX           720,000  $    6.32  $      (456,385)

            July 2003 - June 2004       NYMEX         1,098,000       4.05        1,479,305

            July 2004 - June 2005       NYMEX         3,240,000       4.54        1,319,482
                                                    -----------             ----------------

            Unrealized (Gains) Losses                 5,058,000                 $ 2,342,402
                                                    -----------             ================

     Physical Contracts:

        Fixed Price Delivery Contracts

            July 2003 - June 2004                     5,735,500  $    4.50

            July 2003 - June 2004                       338,250       4.85
                                                    -----------

     Total                                           11,131,750
                                                    ===========

Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production and the percentage of gas production hedged or subject to fixed price contracts remain at June 2003 levels, a 10% change in the average unhedged prices realized during the year would change the Company's gas and oil revenues by approximately $1.5 million on an annual basis.

INTEREST  RATE  RISK
--------------------


     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of June 30, 2003, all but $40.2 million of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the June, 2003 level, a 10% change in rates would have a $0.3 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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

                                    * * * * *

             ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ------------------------------------------------------

INDEPENDENT  AUDITORS'  REPORT
------------------------------

To the Stockholders and Board of Directors of Energy Corporation of America:

We have audited the accompanying consolidated balance sheets of Energy Corporation of America and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Corporation of America and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2003 adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".





DELOITTE  &  TOUCHE  LLP
Denver,  Colorado
August  29,  2003

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------


ASSETS                                            2003       2002
                                                ---------  ---------
CURRENT ASSETS:
   Cash and cash equivalents                    $  4,831   $ 17,775
   Accounts receivable:
     Oil and gas sales                            10,380      7,284
     Gas marketing and pipeline                    9,458      5,323
     Other                                         4,616      6,924
                                                ---------  ---------
         Accounts receivable                      24,454     19,531
   Less allowance for doubtful accounts           (1,616)    (1,366)
                                                ---------  ---------
         Accounts receivable net of allowance     22,838     18,165

   Income taxes receivable                             -      1,596
   Deferred income tax asset                          41      2,237
   Deferred taxes - comprehensive income             787          -
   Derivatives                                         -        454
   Prepaid and other current assets                3,019      4,234
                                                ---------  ---------
         Total current assets                     31,516     44,461

NET PROPERTY, PLANT AND EQUIPMENT (Note 2)       253,270    244,155
                                                ---------  ---------

OTHER ASSETS:
   Deferred financing costs, less accumulated
     amortization of $4,728 and $3,722             3,098      3,617
   Other                                           7,950     12,503
                                                ---------  ---------
         Total other assets                       11,048     16,120
                                                ---------  ---------

TOTAL                                           $295,834   $304,736
                                                =========  =========

See notes to consolidated financial statements.          (Continued)

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          2003       2002
                                                            ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $ 13,734   $ 15,683
  Current portion of long-term debt                              133        121
  Funds held for future distribution                          17,217     11,414
  Income taxes payable                                         1,484          -
  Accrued taxes, other than income                             9,643      8,221
  Deferred taxes - comprehensive income                            -        180
  Derivatives                                                    810          -
  Other current liabilities                                    1,421      7,078
                                                            ---------  ---------
     Total current liabilities                                44,442     42,697
LONG-TERM OBLIGATIONS:
  Long-term debt                                             173,197    198,701
  Gas delivery obligation and deferred trust revenue           2,917      5,886
  Deferred income tax liability                               20,376      9,887
  Derivatives                                                  1,319          -
  Other long-term obligations                                  8,311      8,689
                                                            ---------  ---------
     Total liabilities                                       250,562    265,860
                                                            ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 15)

  Minority interest                                            1,594      1,732

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    730 shares issued                                            730        730
  Class A non-voting common stock, no par value; 100
     shares authorized; 46 shares issued                       5,092      5,092
  Additional paid-in capital                                   5,503      5,503
  Retained earnings                                           45,150     36,422
  Treasury stock and notes receivable arising from
     issuance of common stock                                (11,824)   (10,426)
  Accumulated other comprehensive loss                          (973)      (177)
                                                            ---------  ---------
        Total stockholders' equity                            43,678     37,144
                                                            ---------  ---------
TOTAL                                                       $295,834   $304,736
                                                            =========  =========


See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
                                                                                       2003       2002       2001
                                                                                     ---------  ---------  ---------
REVENUES:
  Oil and gas sales                                                                  $ 51,410   $ 38,939   $ 41,555
  Gas marketing and pipeline sales                                                     60,483     41,209     81,042
  Well operations and service revenues                                                  5,498      5,490      5,899
  Other                                                                                    35        504      1,455
                                                                                     ---------  ---------  ---------
                                                                                      117,426     86,142    129,951
                                                                                     ---------  ---------  ---------
COSTS AND EXPENSES:
  Field operating expenses                                                             10,128     10,916      8,910
  Gas marketing and pipeline cost of sales                                             53,693     37,489     77,167
  General and administrative                                                           15,437     17,360     12,804
  Taxes, other than income                                                              3,287      2,175      3,389
  Depletion and depreciation of oil and gas properties                                 12,140     12,362      9,290
  Depreciation of pipelines, other property and equipment                               4,294      2,934      2,763
  Exploration and impairment                                                           11,729     27,694     19,014
                                                                                     ---------  ---------  ---------
                                                                                      110,708    110,930    133,337
                                                                                     ---------  ---------  ---------
     Income (loss) from operations                                                      6,718    (24,788)    (3,386)
                                                                                     ---------  ---------  ---------
OTHER (INCOME) AND EXPENSE:
  Interest expense                                                                     16,383     19,671     20,094
  (Gain) loss on sale of assets                                                           433       (319)      (211)
  Interest income and other                                                           (25,848)    (1,135)    (5,838)
                                                                                     ---------  ---------  ---------
                                                                                       (9,032)    18,217     14,045
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations before income taxes and minority interest     15,750    (43,005)   (17,431)
Income tax expense (benefit)                                                            6,073    (16,822)    (7,232)
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations before minority interest                       9,677    (26,183)   (10,199)
Minority interest                                                                         240          3          -
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations                                                9,917    (26,180)   (10,199)
Disposal of utility operations:
    Loss from utility operations, net of tax                                                -          -     (1,847)
    Gain on sale of utility, net of tax                                                     -          -     84,402
                                                                                     ---------  ---------  ---------
    Net income from disposal of utility operations                                          -          -     82,555
                                                                                     ---------  ---------  ---------
Income (loss) before cumulative effect of changes in accounting principle:              9,917    (26,180)    72,356

  Change in accounting principle, net of tax                                              (73)         -          -
                                                                                     ---------  ---------  ---------

NET INCOME (LOSS)                                                                    $  9,844   $(26,180)  $ 72,356
                                                                                     =========  =========  =========

Earnings (loss) per common share, basic:
  Income (loss) from continuing operations                                           $  15.23   $ (39.80)  $ (15.34)
  Discontinued operations                                                                   -          -     124.20
  Change in accounting principle, net of tax                                            (0.11)         -          -
                                                                                     ---------  ---------  ---------
  Basic earnings (loss) per common share                                             $  15.12   $ (39.80)  $ 108.86
                                                                                     =========  =========  =========
Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations                                           $  14.90   $ (39.80)  $ (15.34)
  Discontinued operations                                                                   -          -     124.20
  Change in accounting principle, net of tax                                            (0.11)         -          -
                                                                                     ---------  ---------  ---------
  Diluted earnings (loss) per common share                                           $  14.79   $ (39.80)  $ 108.86
                                                                                     =========  =========  =========
See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERSEQUITY
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
                                                  Class A   Additional    Retained                Notes Received/
                                         Common    Common     Paid-In     Earnings    Treasury      Issuance of
                                          Stock    Stock      Capital    (Deficit)     Stock           Stock
                                         -------  --------  -----------  ----------  ----------  -----------------
Balance June, 30, 2000                   $   718  $  2,940  $     4,615  $  (4,833)  $  (6,284)  $         (1,145)
  Comprehensive income                                                      72,356
  Dividends                                                                 (3,870)
  Common stock issued for services            12                    888
  Class A stock issued for services                    792
  Purchase of treasury stock - common                                                   (1,455)
  Purchase of treasury stock - Class A                                                    (465)
  Reduction of notes receivable                                                                                56
                                         -------  --------  -----------  ----------  ----------  -----------------
Balance, June 30, 2001                   $   730  $  3,732  $     5,503  $  63,653   $  (8,204)  $         (1,089)
                                         =======  ========  ===========  ==========  ==========  =================
  Comprehensive Loss                                                       (26,180)
  Dividends                                                                 (1,051)
  Class A stock issued for services                  1,360
  Purchase of treasury stock - common                                                   (1,262)
  Purchase of treasury stock - Class A                                                    (571)
  Reduction of notes receivable                                                                               700
                                         -------  --------  -----------  ----------  ----------  -----------------
Balance, June 30, 2002                   $   730  $  5,092  $     5,503  $  36,422   $ (10,037)  $           (389)
                                         =======  ========  ===========  ==========  ==========  =================
  Comprehensive income (loss)                                                9,844
  Dividends                                                                 (1,116)
  Purchase of treasury stock - common                                                     (854)
  Purchase of treasury stock - Class A                                                    (639)
  Reduction of notes receivable                                                                                95
                                         -------  --------  -----------  ----------  ----------  -----------------
Balance, June 30, 2003                   $   730  $  5,092  $     5,503  $  45,150   $ (11,530)  $           (294)
                                         =======  ========  ===========  ==========  ==========  =================


                                          Accum. Other
                                          Comprehensive    Stockholders
                                          Income (Loss)       Equity
                                         ---------------  --------------
Balance June, 30, 2000                   $         (134)  $      (4,123)
  Comprehensive income                              635          72,991
  Dividends                                                      (3,870)
  Common stock issued for services                                  900
  Class A stock issued for services                                 792
  Purchase of treasury stock - common                            (1,455)
  Purchase of treasury stock - Class A                             (465)
  Reduction of notes receivable                                      56
                                         ---------------  --------------
Balance, June 30, 2001                   $          501   $      64,826
                                         ===============  ==============
  Comprehensive Loss                               (678)        (26,858)
  Dividends                                                      (1,051)
  Class A stock issued for services                               1,360
  Purchase of treasury stock - common                            (1,262)
  Purchase of treasury stock - Class A                             (571)
  Reduction of notes receivable                                     700
                                         ---------------  --------------
Balance, June 30, 2002                   $         (177)  $      37,144
                                         ===============  ==============
  Comprehensive income (loss)                      (796)          9,048
  Dividends                                                      (1,116)
  Purchase of treasury stock - common                              (854)
  Purchase of treasury stock - Class A                             (639)
  Reduction of notes receivable                                      95
                                         ---------------  --------------
Balance, June 30, 2003                   $         (973)  $      43,678
                                         ===============  ==============

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                                      2003       2002        2001
                                                                                    ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                                            $  9,917   $(26,180)  $ (10,199)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Depletion, depreciation and amortization                                       16,434     16,031      12,911
       (Gain) loss on sale of assets                                                     433       (319)       (211)
       Gain on redemption of senior bonds                                            (23,672)         -           -
       Deferred income taxes                                                          12,685    (12,492)     28,359
       Exploration and impairment                                                     11,508     27,227      18,591
       Other, net                                                                      2,563      2,322      (4,711)
                                                                                    ---------  ---------  ----------
                                                                                      29,868      6,589      44,740
Changes in assets and liabilities:
    Accounts receivable                                                               (4,817)     3,187      (2,936)
    Gas in storage                                                                      (196)       870        (304)
    Income taxes                                                                       3,080     (2,066)    (33,821)
    Prepaid and other assets                                                          (1,364)    (1,900)        (32)
    Accounts payable                                                                    (627)    (2,218)      6,341
    Funds held for future distributions                                                5,803     (3,253)      1,678
    Other                                                                             (8,521)   (23,405)     14,631
                                                                                    ---------  ---------  ----------
       Net cash provided (used) by operating activities from continuing operations    23,226    (22,196)     30,297
       Net cash used by operating activities from disposed operations                      -          -     (48,335)
                                                                                    ---------  ---------  ----------
       Net cash provided (used) by operating activities                               23,226    (22,196)    (18,038)
                                                                                    ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (37,632)   (38,294)   (112,863)
    Proceeds from sale of assets                                                       3,532        704       1,517
    Notes receivable and other                                                         1,259         86      (4,192)
                                                                                    ---------  ---------  ----------
       Net cash used by investing activities from continuing operations              (32,841)   (37,504)   (115,538)
       Net cash provided by investing activities from disposed operations                  -          -     224,765
                                                                                    ---------  ---------  ----------
       Net cash (used) provided by investing activities                              (32,841)   (37,504)    109,227
                                                                                    ---------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                      72,635          -       7,825
    Principal payment on long-term debt                                              (73,434)      (145)    (21,850)
    Proceeds (payment) on short-term borrowing                                             -          -      (2,000)
    Purchase of treasury stock and other financing activities                         (1,447)    (1,663)     (1,072)
    Dividends paid                                                                    (1,083)    (1,053)     (3,605)
                                                                                    ---------  ---------  ----------
       Net cash used by financing activities from continuing operations               (3,329)    (2,861)    (20,702)
       Net cash provided by financing activities from disposed operations                  -          -       6,539
                                                                                    ---------  ---------  ----------
       Net cash used by financing activities                                          (3,329)    (2,861)    (14,163)
                                                                                    ---------  ---------  ----------
       Net (decrease) increase in cash and cash equivalents                          (12,944)   (62,561)     77,026
       Cash and cash equivalents, beginning of period                                 17,775     80,336       3,310
                                                                                    ---------  ---------  ----------
Cash and cash equivalents, end of period                                            $  4,831   $ 17,775   $  80,336
                                                                                    =========  =========  ==========
See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                    2003      2002       2001
                                                  --------  ---------  --------

Net income (loss)                                 $ 9,844   $(26,180)  $72,356
                                                  --------  ---------  --------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change                          854      1,627    (1,980)
    Marketable securities:
       Unrealized gain (loss)                          (5)      (102)      136
       Reclassification to earnings                   (25)        (4)
    Oil and gas derivatives:
       Net cumulative effect adjustment                 -          -    (2,153)
       Current period transactions                 (2,351)     1,999      (541)
       Reclassification to earnings                   731     (4,198)    5,173
                                                  --------  ---------  --------
Other comprehensive income (loss), net of tax        (796)      (678)      635
                                                  --------  ---------  --------
Comprehensive income (loss)                       $ 9,048   $(26,858)  $72,991
                                                  ========  =========  ========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   NATURE  OF  ORGANIZATION

     Energy Corporation of America (the "Company") was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American"). The Company is an independent energy company. All references to the "Company" include Energy Corporation of America and its consolidated subsidiaries. The Company's industry segments are discussed at Note 17.

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

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company; Eastern American and its subsidiaries; Westech and WENZ and its investment in certain New Zealand oil and gas exploration joint ventures. Investments in affiliates in which the Company owns greater than 50% are consolidated. Investments in which the Company owns from 20% to 50% are accounted for by the equity method if the Company has the ability to exert significant influence over the investee, but does not otherwise have the ability to control. Investments in less than 20% owned affiliates and affiliates in which the Company does not exhibit significant influence are accounted for under the cost method. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All material intercompany transactions have been eliminated in consolidation.

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

     Other property, equipment, pipelines and buildings are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to forty years.

     Repairs and maintenance costs are charged against income as incurred; significant renewals and betterments are capitalized. Gains and losses on dispositions of property, equipment, pipelines and buildings are recognized as income.

     At June 30 property, plant and equipment consisted of the following (in thousands):

                                                                    2003        2002
                                                                 ----------  ----------
      Oil and gas properties                                     $ 337,904   $ 320,148
      Pipelines                                                     20,594      20,703
      Other property and equipment                                  23,537      19,598
                                                                 ----------  ----------
                                                                   382,035     360,449
      Less accumulated depletion, depreciation and amortization   (128,765)   (116,294)
                                                                 ----------  ----------
      Net property, plant and equipment                          $ 253,270   $ 244,155
                                                                 ==========  ==========

     Long-Lived  Assets  -  Statement of Financial Accounting Standards ("SFAS")
     ------------------
     No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires all companies to assess long-lived assets and assets to be disposed of for impairment. For the year ended June 30, 2003, the Company recognized impairment of oil and gas property of approximately $3.1 million. During fiscal year 2002, in addition to the impairment of oil and gas property of approximately $19.3 million, the Company recognized impairment expense of $0.1 million related to its natural gas fueling operations.

     Deferred  Financing  Costs  -  Certain  legal,  underwriting fees and other
     --------------------------
     direct expenses associated with the issuance of credit agreements, lines of credit and other financing transactions have been capitalized. These financing costs are being amortized over the term of the related credit agreement.

     Foreign  Currency  Translation  -  The  translation  of  applicable foreign
     -----------------------------
     currencies into U.S. dollars is performed for accounts using current exchange rates in effect at the balance sheet date. The translation adjustment is included in stockholders' equity as a component of other comprehensive income.

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

     Revenues  and  Gas  Costs  -  Oil and gas sales, and marketing and pipeline
     -----------------------
     revenues are recognized as income when the oil or gas is produced and sold. Gas costs are expensed as incurred.

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

     Concentration  of  Credit  Risk  -  The Company maintains its cash accounts
     -------------------------------
     primarily with a single bank and invests cash in money market accounts, which the Company believes to have minimal risk. As operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous U.S. oil and gas purchasers, and pays vendors on behalf of joint owners for oil and gas services. Both purchasers and joint owners are located primarily in the northeastern United States and Texas. The risk of nonpayment by the purchasers or joint owners is considered minimal and has been considered in the Company's allowance for doubtful accounts.

     Environmental  Concerns  -  The  Company  is  continually taking actions it
     -----------------------
     believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2003, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.

     Prior  Year Reclassifications - Certain amounts in the financial statements
     -----------------------------
     of prior years have been reclassified to conform to the current year presentation.

     Recent  Accounting  Pronouncements  -  The  FASB and representatives of the
     ----------------------------------
     accounting staff of the Securities and Exchange Commission ("SEC") are currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The FASB and the SEC staff are considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB and SEC staff determine that costs associated with mineral rights are required to be classified as intangible assets, a portion of our oil and gas property costs incurred since the June 30, 2001 effective date of SFAS Nos. 141 and 142 would be separately classified on our balance sheets as intangible assets. However, our results of operations and cash flows would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules and impairment standards.

     Effective July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset.

     For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. While assets such as pipelines and marketing assets may have retirement obligations covered by SFAS No. 143, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

     The initial application of this accounting standard by ECA as of July 1, 2002, resulted in an increase in net plant assets of $0.4 million, an asset retirement obligation liability of $0.5 million, and a cumulative effect of a change in accounting principle of $0.1 million. Due to a change in estimate by ECA in fiscal year 2003 regarding SFAS No. 143, the initial application was changed to an asset retirement obligation liability of $0.7 million, a net plant asset increase of $0.6 million, and a cumulative effect of a change in accounting principle of $0.1 million as of June 30, 2003.

     (IN THOUSANDS)
     --------------
     ASSET RETIREMENT OBLIGATIONS AS OF JULY 1, 2002:                    $  471

          Liabilities  incurred:
                 Additional  wells  drilled                                 181

          Liabilities  settled:
                 Reduction  for  wells  sold                                (86)

          Accretion expense (included in depletion, deprec.,
          amortiz.-other)                                                    33

          Change  in  estimate                                              125
                                                                         -------

     Asset retirement obligations as of June 30, 2003                    $  724
                                                                         =======


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes SFAS No. 149 has no material impact on the Company's financial condition or results of operation as of June 30, 2003. The Company will adopt this Statement as of July 1, 2003.

     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and will require instruments that fall within the scope of this pronouncement to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In  November  2002,  the  FASB  issued  Financial  Interpretation  No.  45,
     "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company's adoption of FIN 45 on January l, 2003 did not effect its financial position or results of operations. In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003.

     Supplemental  Disclosures of Cash Flow Information - Supplemental cash flow
     ------------------------------------------------------
     information  for  the  years  ended  June  30 is as follows (in thousands):

                                                      2003      2002     2001
                                                    --------  --------  -------
      Cash paid for:
        Interest                                    $16,383   $18,935   $19,210
        Income taxes                                     15       114    37,983
      Income taxes refunded                          (9,809)     (111)        -
      Noncash investing and financing activities:
         Dividends declared and unpaid at year end      297       262       265
         Liabilities assumed in acquisition               -         -       824


3.   ACQUISITIONS

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

     On February 5, 2003, the Company purchased certain oil and gas properties located in southern West Virginia for $5.6 million, after certain adjustments. The purchase included proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres.

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

     The operating results of the discontinued operations for the year ended June 30 are as follows (in thousands):

                                               2001 (1)
                                              ---------
      Net sales                               $  9,929
                                              ---------
      Loss before income taxes                  (3,164)
      Income taxes benefit                      (1,317)
                                              ---------
      Loss from discontinued operations       $ (1,847)
                                              =========

     (1)  Discontinued operations for one and one half months in fiscal year
          2001

5.   RISK  MANAGEMENT

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedge is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place at June 30, 2003 are designated as cash flow hedges. At June 30, 2002, the Company had swap agreements maturing from July 2002 through June 2004 covering
     2,292,200 Mmbtu. As of June 30, 2002 the Company had recorded a $0.3 million gain in accumulated other comprehensive income, $0.4 million in short term derivative asset, $0.1 million in long term derivative asset, $0.1 million short term derivative liability, and $0.1 million in deferred tax liability. At June 30, 2003, the Company had swap agreements maturing from July 2003 through June 2005 covering 5,058,000 Mmbtu. At June 30, 2003 the company had recorded a $1.3 million loss in accumulated other comprehensive income, $0.8 million of short term derivative liabilities, $1.3 million in long term derivative liabilities and $0.8 million in deferred tax asset.

     For the year ended June 30, 2003 the Company recognized a net loss in revenues on its natural gas hedging activities of $1.2 million. For the year ended June 30, 2002, the Company recognized a net gain in revenues on its natural gas hedging activities of $6.7 million and a net loss of $8.3 million for the year ended June 30, 2001. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.5 million.

6.   DEBT

     Long-Term  Debt  - At June 30 long-term debt consisted of the following (in
     ---------------
     thousands):

                                                                            2003       2002
                                                                          ---------  ---------
      ECA senior subordinated notes, interest at 9.5% payable
        semi-annually, due May 15, 2007                                   $132,073   $197,672
      Revolving credit agreements, variable rates                           40,227          -
      Installment notes payable, at imputed interest rates ranging from
        from 8.0% to 9.5%                                                    1,030      1,150
                                                                          ---------  ---------
                                                                           173,330    198,822
      Less current portion                                                    (133)      (121)
                                                                          ---------  ---------
                                                                          $173,197   $198,701
                                                                          =========  =========

     The Company's debt agreements contain certain restrictions and conditions among which are limitations on indebtedness, dividends and investments, and certain interest coverage ratio requirements. The agreement requires the Company to maintain certain financial covenants, including restriction on funded debt and restrictions on the amount of dividends that can be declared.

     Scheduled maturities of the Company's long-term debt at June 30, 2003 for each of the next five years and thereafter are as follows (in thousands):

     2004                                         $    213
     2005                                            1,213
     2006                                           39,440
     2007                                          132,182
     2008                                              100
      Thereafter                                       584
                                                  --------
      Total payments                               173,732
      Less:  imputed interest                          402
                                                  --------
      Present value of scheduled maturities       $173,330
                                                  ========

     Early  Extinguishment  of  Senior Subordinated Notes - On November 9, 2000,
     -----------------------------------------------------
     the Company commenced a tender offer to purchase, for cash, all of the Notes at a purchase price of $750 per $1,000 principal amount of Notes plus accrued and unpaid interest. The offer to purchase the Notes expired on December 11, 2000. Approximately $2.3 million of the notes were tendered and retired, which resulted in a gain of $0.56 million.

     For the year ended June 30, 2003 the Company purchased approximately $65.6 million of the Notes that resulted in a gain of $23.7 million.

     Revolving Credit - On July 10, 2002, the Company entered into a $50 million
     -----------------
     revolving Credit Agreement (the "Agreement") with Foothill Capital Corporation ("Foothill"). Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by approximately 80% of the then existing oil and gas assets of the Company at the time the Agreement was entered into. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of August 28, 2003, there are currently $38.9 million in outstanding borrowings under the Agreement.

     Other  Credit  Facilities  - The Company has an unsecured revolving line of
     ------------------------
     credit totaling $2.0 million with a financial institution with an interest rate of prime plus 0.25%, which expires June 30, 2005. As of June 30, 2003 there was $1.0 million outstanding under the line of credit with no amounts outstanding as of June 30, 2002.

     Other  Notes - In December 2000 the Company assumed a note which stipulated
     ------------
     that the Company will pay consecutive equal monthly payments with the first scheduled payment to be made by the Company on January 15, 2000 and the final scheduled payment due on April 15, 2014. As of June 30, 2003 and 2002, the balance due was $1.1 million and $1.2 respectively.

     The Company purchased certain pipelines during 1998 constituting a natural gas gathering system in the State of West Virginia. The Company paid the seller $1.2 million for the facilities. In accordance with the agreement, the Company paid $0.3 million at closing with the balance due to the seller in one hundred consecutive equal monthly installments beginning in March 1998. As of June 30, 2003 and 2002, the balance due to the seller was $0.3 and $0.5 million respectively.

7.   INCOME  TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                                      2003      2002       2001
                                                    --------  ---------  ---------
      Current:
        Federal                                     $(6,610)  $ (3,436)  $(27,749)
        State                                            (2)     1,385     (7,842)
                                                    --------  ---------  ---------
        Total current                                (6,612)    (2,051)   (35,591)
                                                    --------  ---------  ---------
      Deferred:
        Federal                                      11,502    (13,381)    23,115
        State                                         1,183     (1,390)     5,244
                                                    --------  ---------  ---------
        Total deferred                               12,685    (14,771)    28,359
                                                    --------  ---------  ---------
        Total provision (benefit) for income taxes  $ 6,073   $(16,822)  $ (7,232)
                                                    ========  =========  =========


     A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements from continuing operations for the years ended June 30 is summarized below (in thousands):

                                                              2003      2002       2001
                                                             -------  ---------  --------
      Tax provision (benefit) at the federal statutory rate  $5,513   $(15,051)  $(6,101)
      State taxes, net of federal tax effects                   663     (2,516)   (1,151)
      Effect of rate change                                      12        103      (176)
      Section 29 tax credits                                                 -    (2,277)
      Change in valuation allowance on federal, foreign
       and state deferred tax assets, net of federal effect             (2,048)
      Investment tax credit expiration
      Other, net                                               (115)     2,690     2,473
                                                             -------  ---------  --------
      Provision (benefit) for income taxes                   $6,073   $(16,822)  $(7,232)
                                                             =======  =========  ========

     Components of the Company's deferred tax assets and liabilities, as of June 30 are as follows (in thousands):

                                               2003       2002
                                             ---------  ---------
       Deferred tax assets:
         Royalty trust agreements            $  4,640   $  7,830
         Tax credits and carryforwards          7,795     10,113
         Other                                  2,512      3,874
                                             ---------  ---------
           Total deferred tax assets           14,947     21,817
                                             ---------  ---------
       Deferred tax liabilities:
         Property, plant and equipment        (28,920)   (25,249)
         Other liabilities                     (6,362)    (4,218)
                                             ---------  ---------
           Total deferred tax liabilities     (35,282)   (29,467)
                                             ---------  ---------

       Net deferred income tax liability      (20,335)    (7,650)
       Current deferred tax asset                  41      2,237
                                             ---------  ---------
       Net long-term deferred tax liability  $(20,376)  $ (9,887)
                                             =========  =========

At  June  30,  2003 and 2002 the Company has the following federal and state tax
credits  and  carryforwards  (in  thousands):     2003                2002
                                                     Year of              Year of
                                           Amount   Expiration  Amount   Expiration
                                           -------  ----------  -------  ----------
  AMT tax credits                          $ 4,444  None        $ 9,355   None
  Charitable Contribution Carryover              3  2007-2008         -
                                           -------              -------
  Total federal credits and carryforwards  $ 4,447              $ 9,355
                                           =======              =======

  State net operating loss carryovers      $ 3,348  2005-2022   $   758   2005-2021
                                           -------              -------
  Total state carryovers                   $ 3,348              $   758
                                           =======              =======

  Total federal and state carryovers       $ 7,795              $10,113
                                           =======              =======


     At June 30, 2001, the Company had West Virginia state tax credits of $3.7 million. The Company was eligible for relocation incentives taken in the form of tax credits from West Virginia. The incentive amounts were based upon investments made and jobs created in that state. Tax credits generated by the Company were used primarily to offset the payment of severance, property and state income taxes. Based on the then existing future taxable temporary differences and projections of future West Virginia severance, property and state income taxes, management had provided a valuation allowance of $3.2 million for that portion of the credits that were not expected to be utilized. At June 30, 2002 the Company had utilized the entire $3.7 million of WV state tax credits and had reversed the related $3.2 million valuation allowance. During 2003, the Company utilized $4.9 million in AMT Credits. The $4.4 million in remaining AMT credits may be utilized in future periods.

8.   EMPLOYEE  BENEFIT  PLANS

     The Company and certain subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however, employees with less than two years of employment may participate under certain circumstances. The Company recognized $2.4 million, $0 and $1.3 million of profit sharing expense during the years ended June 30, 2003, 2002 and 2001.

     The Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $0.27 million, $0.25 million and $0.24 million for the years ended June 30, 2003, 2002, and 2001.

9.   CAPITAL  STOCK

     Voting  Common  Stock-  In  May 1995, the Company was reincorporated in the
     ---------------------
     State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. Mr. Brill died on July 20, 2003. The Agreement provides that the Company shall make installment payments for the purchase of the stock over a five-year period. The Company has not yet determined the purchase price of the stock.

     Class  A  Non-Voting Common Stock - In August 1998, the Company amended its
     ---------------------------------
     articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock.

     Treasury Stock - At June 30, 2003, the Company had 111,246 shares of voting
     --------------
     common stock in treasury, carried at cost. The Company purchased 6,262 and 10,630 shares of voting common stock during the years ended June 30, 2003 and 2002, respectively. At June 30, 2003, the Company had 18,853 shares of non-voting Class A stock in treasury, carried at cost. The Company purchased 4,473 and 3,993 shares of non-voting Class A stock during the years ended June 30, 2003 and 2002.

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
                                            ---------
                                               30,000
                                            =========

     No options were exercised for either of the years ended June 30, 2003 or 2002. Therefore, as of June 30, 2003, all the options were exercisable. Fair value of the options at the grant dates, as estimated by management, was nominal.

10.  EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended June 30 is as follows:

                                                      2003       2002       2001
                                                    ---------  ---------  ---------
      Income (loss) from continuing operations      $  9,917   $(26,180)  $(10,199)
      Discontinued operations                                               82,555
      Change in accounting principle, net of tax    $    (73)
                                                    -------------------------------
      Net income (loss)                             $  9,844   $(26,180)  $ 72,356
     ==============================================================================

      Shares:
                       Basic                         651,205    657,707    664,673
                       Diluted                       665,471    657,707    664,673
     ==============================================================================

      Basic net income (loss) per common share:
      Income (loss) from continuing operations
         before extraordinary items                 $  15.23   $ (39.80)  $ (15.34)
      Discontinued operations                              -          -     124.20
      Change in accounting principle, net of tax       (0.11)         -          -
     ------------------------------------------------------------------------------
      Basic net income (loss) per common share      $  15.12   $ (39.80)  $ 108.86
     ==============================================================================

      Diluted net income (loss) per common share:
      Income (loss) from continuing operations
         before extraordinary items                 $  14.90   $ (39.80)  $ (15.34)
      Discontinued operations                              -          -     124.20
      Change in accounting principle, net of tax       (0.11)         -          -
     ------------------------------------------------------------------------------
      Diluted net income (loss) per common share    $  14.79   $ (39.80)  $ 108.86
     ==============================================================================

     For fiscal years 2002 and 2001 the effect of stock options was not included in the computation of diluted net loss per share because to do so would have been antidilutive.

11.  UNCONSOLIDATED  AFFILIATE

     The Company owns a 25.35% members' interest in Breitburn Energy Corporation ("BEC"). The Company's investment in BEC is accounted for under the equity method. Although BEC has current year earnings, the Company's share of net losses since inception continues to exceed the carrying amount of the investment. Therefore, the investment has been reduced to zero and equity and earnings will not be recognized until the Company's share of net income equals its share of unrecognized net losses. Summarized financial information for BEC as of and for the years ended December 31, is as follows (in thousands):

                                                        2002       2001      2000
                                                      ---------  --------  --------
      Current assets                                  $  6,679   $ 11,336  $10,744
      Oil and gas properties                           110,555    100,833   84,050
      Other assets                                       1,309      1,966    3,233
                                                      ---------  --------  --------
         Total assets                                 $118,543   $114,135  $98,027
                                                      =========  ========  ========
      Current liabilities                             $ 14,149   $ 14,505  $12,955
      Long-term debt                                    63,900     51,700   54,200
      Other liabilities                                  7,953      8,092    1,433
      Redeemable preferred shares                       34,925     34,287   33,650
      Members' equity (deficit)                          2,262      1,764   (4,211)
      Accumulated other comprehensive (loss) income     (4,646)     3,787        -
                                                      ---------  --------  --------
        Total liabilities and equity                  $118,543   $114,135  $98,027
                                                      =========  ========  ========
      Net sales                                       $ 38,002   $ 44,173  $36,551
      Operating income                                  13,872     16,737    9,338
      Net income                                      $  4,782   $ 10,259  $ 5,267


12.  OPERATING  LEASES

     The Company has noncancelable operating lease agreements for the rental of office space, computers and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.4 million for the each of the years ended June 30, 2003 and 2002, and $1.3 million for the year ended June 30, 2001.

     At June 30, 2003 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):

     2004                  $  909
     2005                   1,019
     2006                     402
     2007                     336
     2008                     338
     Thereafter               690
                           ------
                           $3,694
                           ======

13.  RELATED  PARTY  TRANSACTIONS

     The Company has entered into a rental arrangement for office space from a corporation in which certain officers are shareholders. Rent payments totaled $0.56 million for each of the years ended June 30, 2003 and 2002 and $0.47 million for the year ended June 30, 2001.

     The Company acquired interests in various Petroleum Exploration Permits in New Zealand during the year ended June 30, 2003 from an entity controlled by an officer of the Company for approximately $300,000.


     The Company advanced funds to certain officers and other related parties, at 7% to 8% interest. Balances totaled $0.3 million at June 30, 2003 and 2002. A provision in the agreement cancels the principal balance if the employee remains in the continuous employment of the Company for three to four years, depending on the agreement.

     In 1998, the Company issued promissory notes to certain employees as part of a Class A incentive stock purchase agreement, whereby 13,669 shares were issued at $75 per share. The carrying value of these notes was $0.1 million at June 30, 2003 and $0.2 million at June 30, 2002. The notes have interest rates of 6.5% and 8%. A provision in the agreements cancels the principal balance if the employee remains in the continuous employment of the Company through December 31, 2005.

     Between 1995 and 1997, the Company issued 4,800 shares of common stock as part of an incentive stock option agreement with two officers for promissory notes. The carrying value of these notes was $0.2 million at June 30, 2003 and 2002. Interest rates are calculated at LIBOR plus 1.5%. No cancellation provision was included with this stock incentive program.

     During fiscal 1999, the Company purchased from certain officers and directors, for $2.4 million, volumetric production from wells in New Zealand. Future production, totaling 3.3 million Mcf, otherwise allocable to the officers and directors will be allocated to the Company. The Company has recorded the payment as an investment in oil and gas properties. During fiscal years 2002 and 2003, certain officers and directors representing approximately 74% of the total production, assigned back their interest in these properties for nominal consideration. The remaining book value of this asset at June 30, 2003 is $1.0 million.

14.  CONTRACT  SETTLEMENTS

     Effective May 14, 2003, the Company entered into a Settlement Agreement (the "Agreement") with Allegheny Energy ("Allegheny") which mutually resolved all outstanding issues and claims. Under the Agreement, the Company neither received nor paid any cash consideration, but recognized the following revenue and expenses as a result of the settlement for the year ended June 30, 2003: (i) gas sales of $3.1 million was recognized as a result of the termination and release of the Gas Sale and Purchase Agreement ("Gas Contract") dated December 20, 1999 which called for a prepayment by Allegheny and subsequent delivery of gas volumes from the Company to Allegheny and (ii) net other income of $1.4 million was also recorded related to the transaction.

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

15.  COMMITMENTS  AND  CONTINGENCIES

     In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of the Eastern American Natural Gas Trust ("Royalty Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment and is currently classified as other current and long-term liabilities. As of June 30, 2000, the Company determined that due to the rising cost of transporting gas, the total deferred revenue would not be realizable. Therefore, $4.9 million, the amount related to the royalty portion, was impaired and $6.2 million, the amount related to the term portion, was reclassified to other current and long-term liabilities. These amounts are amortized as the associated volumes are sold. The remaining unamortized other current and long-term liabilities are $8.1 and $9.0 million at June 30, 2003 and 2002, respectively.

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

     Long-Term  Debt  -  The Company's subordinated debt is traded publicly. The
     ---------------
     market value at the end of the year was used for valuation purposes. The remaining portion of the Company's long-term debt is comprised of revolving lines of credit with variable rates and fixed rate facilities. At June 30, 2003, the estimated fair value of the Company's subordinated debt was $92.4 million and the book value was $132.1 million.

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

17.  INDUSTRY  SEGMENTS

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the marketing and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. Management utilizes earnings before interest, income taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX"), a non-GAAP financial measure, to evaluate each segment's operations. Reconciliation of non-GAAP financial measure is as follows (in thousands):

                                                      2003      2002       2001
                                                    --------  ---------  --------
     Net income (loss)                              $ 9,844   $(26,180)  $72,356

     Add:
       Interest expense                              16,383     19,671    20,094
       Depletion, depreciation, amortization-o&g     12,140     12,362     9,290
       Depletion, depreciation, amortization-other    4,294      2,934     2,763
       Impairment & exploratory costs                11,729     27,693    19,015
       Income tax expense (benefit)                   6,073    (16,822)   (7,232)
     Subtract:
       Change in accounting principle, net of tax       (73)         -         -
       Discontinued operations                            -          -    82,555

                                                    --------  ---------  --------
     EBITDAX                                        $60,536   $ 19,658   $33,731
                                                    ========  =========  ========

     Summarized financial information for the Company's reportable segments is shown in the following table. The "other" column includes items related to drilling rig operations and corporate items (in thousands):


                                               Exploration    Marketing
                                                   and           and
                                               Production     Pipeline      Other     Consolidated
                                              -------------  -----------  ---------  --------------
                  2003
      Sales to unaffiliated customers         $     56,907   $   60,484   $     35   $     117,426
      Depreciation, depletion, amortization         13,559          661      2,214          16,434
      Impairment and exploratory costs              11,729            -          -          11,729
      Operating profit                               1,556        3,922      1,240           6,718
      Interest expense, net                         21,982       (6,485)       273          15,770
      EBITDAX                                       29,125        4,718     26,693          60,536
      Total assets                                 191,191       88,831     15,812         295,834
      Capital expenditures                          36,147          241      1,244          37,632
     ----------------------------------------------------------------------------------------------
                  2002
      Sales to unaffiliated customers         $     44,429   $   41,209   $    504   $      86,142
      Depreciation, depletion, amortization         13,741          859        696          15,296
      Impairment and exploratory costs              26,127           89      1,478          27,694
      Operating profit (loss)                      (22,775)         279     (2,292)        (24,788)
      Interest expense, net                         21,238       (6,922)     3,663          17,979
      EBITDAX                                       18,795        1,498       (635)         19,658
      Total assets                                 186,587       78,226     39,923         304,736
      Capital expenditures                          33,679          145      4,470          38,294
     ----------------------------------------------------------------------------------------------
                  2001
      Sales to unaffiliated customers         $     45,906   $   81,042   $  1,455   $     128,403
      Intersegment revenues                          1,548            -          -           1,548
      Depreciation, depletion, amortization         10,653          973        427          12,053
      Impairment and exploratory costs              11,458          287      7,269          19,014
      Operating profit (loss)                       (3,595)          41        168          (3,386)
      Interest expense, net                         13,521       (5,355)     4,237          12,403
      EBITDAX                                       19,759        1,316     12,656          33,731
      Total assets                                 201,111       77,977    101,444         380,532
      Capital expenditures                         108,343        1,315      3,205         112,863
     ----------------------------------------------------------------------------------------------


     Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the exploration and production segment are net long-lived assets located in New Zealand of $6.1 million, $3.4 million and $3.0 million, as of June 30, 2003, 2002 and 2001 and any related revenues and expenses.

18.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following represents selected quarterly financial information for the years ended June 30 (in thousands, except per share data):

                                                                               Quarter Ended
                                                          -----------------------------------------------------
          2003                                             September 30     December 31    March 31    June 30
                                                          ---------------  -------------  ----------  ---------
      Total revenue                                       $       22,589   $     26,383   $  34,038   $ 34,416
      Gross profit (loss)                                            677         (1,720)      3,456      4,305
      Income (loss) from continuing operations                    (1,562)         8,320       3,348       (188)
      Income (loss) per share on continuing
         operations,  basic                                        (2.43)         12.77        5.15      (0.38)
                      diluted                                      (2.37)         12.49        5.04      (0.37)
      Net income (loss)                                           (1,562)         8,320       3,347       (261)

                                                                               Quarter Ended
                                                          -----------------------------------------------------
          2002                                            September 30     December 31    March 31    June 30
                                                          ---------------  -------------  ----------  ---------
      Total revenue                                       $       23,394   $     21,157   $  18,573   $ 23,018
      Gross profit (loss)                                          1,943          1,119      (3,585)   (24,265)  *
      Loss per share, basic and diluted                            (2.31)         (3.17)      (8.15)    (26.17)
      Net loss                                                    (1,517)        (2,086)     (5,358)   (17,219)



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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs  -  The  following  tables set forth capitalized costs and costs incurred,
-----
including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                     2003       2002       2001
                                                  ----------  ---------  ---------
Capitalized costs:
   Proved properties                              $ 327,958   $310,495   $271,465
   Unproved properties                                9,946      9,653     45,760
                                                  ----------  ---------  ---------
   Total                                            337,904    320,148    317,225
   Less accumulated depletion and depreciation     (107,233)   (97,523)   (85,748)
                                                  ----------  ---------  ---------
Net capitalized costs                             $ 230,671   $222,625   $231,477
                                                  ==========  =========  =========

Company's share of equity method investee's net
   capitalized costs (see Note 11) *              $  27,167   $ 23,908   $ 19,729
                                                  ==========  =========  =========

Costs incurred:
   Acquisition of proved and unproved properties  $   5,879   $    717   $ 80,394
   Development costs                                 14,105     10,977     13,649
   Exploration costs                                 15,292     20,737     15,115
                                                  ----------  ---------  ---------
Total costs incurred                              $  35,276   $ 32,431   $109,158
                                                  ==========  =========  =========

Company's share of equity method investee's total
   costs incurred (see Note 11) *                 $   7,674   $  2,309   $  2,695
                                                  ==========  =========  =========

* For the years ended December 31, 2002, 2001 and 2000.

Results  of  Operations  -  The  results of operations for oil and gas producing
-----------------------
activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                                         2003      2002     2001
                                                        -------  --------  -------
Revenues from sale of oil and gas                       $51,410  $38,939   $41,555
Less:
   Production costs                                       4,436    5,001     3,011
   Production taxes                                       3,233    2,077     3,000
   Exploration and impairment                            11,729   27,605    11,458
   Depletion, depreciation and amortization              12,140   12,362     9,290
   Income tax expense (benefit)                           7,353   (2,999)    5,475
                                                        -------  --------  -------
Income (loss) from oil and gas operations               $12,519  $(5,107)  $ 9,321
                                                        =======  ========  =======

Company's share of equity method investee's
   income from oil and gas operations (see Note 11) *   $ 4,354  $ 4,955   $ 3,224
                                                        =======  ========  =======

* For the years ended December 31, 2002, 2001 and 2000.

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

                                                          Natural Gas   Crude Oil
                                                             (Mmcf)      (Mbbls)
                                                          ------------  ----------
Proved reserves:
  June 30, 2000                                               157,490         983
    Revisions of previous estimates                           (13,405)        (99)
    Extensions and discoveries                                 22,077       1,380
    Purchases of reserves in place                             49,665         485
    Production                                                 (9,371)       (116)
                                                          ------------  ----------
  June 30, 2001                                               206,456       2,633
    Revisions of previous estimates                           (23,812)         74
    Extensions and discoveries                                 10,642         368
    Purchases of reserves in place                                  -           -
    Production                                                 (9,941)       (124)
                                                          ------------  ----------
  June 30, 2002                                               183,345       2,951
    Revisions of previous estimates                           (11,847)     (1,045)
    Extensions and discoveries                                 23,623         580
    Sales of reserves in place                                 (2,941)        (16)
    Purchases of reserves in place                              8,371           -
    Production                                                 (9,755)       (104)
                                                          ------------  ----------
  June 30, 2003                                               190,796       2,366
                                                          ============  ==========

Proved developed reserves:
  June 30, 2001                                               175,784         987
  June 30, 2002                                               160,224       1,135
  June 30, 2003                                               161,796       1,064

Company's share of equity method investee's proved reserve at:
  June 30, 2001                                                 9,497      11,811
  June 30, 2002                                                 7,445      12,063
  June 30, 2003                                                 7,755      11,427

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

Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                        2003         2002        2001
                                                     -----------  ----------  ----------
Future cash in flows                                 $1,152,845   $ 715,755   $ 828,403
Future production and development costs                (235,960)   (243,828)   (271,051)
Future income tax expense                              (290,000)   (116,000)   (145,000)
                                                     -----------  ----------  ----------
Future net cash flows before discount                   626,885     355,927     412,352
10% discount to present value                          (365,662)   (205,014)   (240,071)
                                                     -----------  ----------  ----------
Standardized measure of discounted future net cash
   flows related to proved oil and gas reserves      $  261,223   $ 150,913   $ 172,281
                                                     ===========  ==========  ==========

Company's share of equity method investee's
   standardized measure of discounted future net
   cash flows                                        $   67,375   $  53,838   $  69,478
                                                     ===========  ==========  ==========

Principal changes in the standardized measure of discounted future net cash flows for the years ended June 30 are as follows (in thousands):

                                                     2003       2002       2001
                                                   ---------  ---------  ---------
Standardized measure of discounted future
   net cash flows at beginning of period           $150,913   $172,281   $124,871
Sales of oil and gas produced, net of
   production costs                                 (35,155)   (26,525)   (28,347)
Net changes in prices and production costs          175,844    (13,507)     3,338
Changes in production rates and other                 1,015     (5,867)    15,526
Extensions, discoveries and other additions, net
   of future production and development costs        52,407     13,622     33,991
Changes in estimated future development costs       (16,243)    (4,820)   (31,981)
Development costs incurred                           14,105     10,977      9,232
Revisions of previous quantity estimates            (35,028)   (24,772)   (15,677)
Purchase of reserves in place                        16,185                58,868
Sale of reserves in place                            (5,560)
Accretion of discount                                15,246     17,228     12,487
Net change in income taxes                          (72,506)    12,296    (10,027)
                                                   ---------  ---------  ---------
Standardized measure of discounted
   future net cash flows at end of period          $261,223   $150,913   $172,281
                                                   =========  =========  =========



                                    * * * * *





           ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ---------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III
                                    --------

                ITEM 10.    DIRECTORS AND OFFICERS OF REGISTRANT
                ------------------------------------------------

          The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 2003 are listed below, together with a description of their experience and certain other information. All of the Directors were elected or re-elected for a one year term at the Company's December 2002 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

        Name                           Position with Company or Subsidiary
-----------------------                -----------------------------------
John Mork                 54  President and Chief Executive Officer; Director
Joseph E. Casabona        59  Executive Vice President; Director
Michael S. Fletcher       54  Chief Financial Officer
Donald C. Supcoe          47  Senior Vice President, Secretary and General Counsel
Edward J. Davies          61  Senior Vice President
J. Michael Forbes         43  Vice President and Treasurer
George V. O'Malley        51  Vice President Accounting
K. Ralph Ranson, II       60  Vice President Marketing
Julie Ann Kitano          46  Assistant Secretary
W. Gaston Caperton, III   62  Director
Peter H. Coors            55  Director
L. B. Curtis              78  Director (Chairman)
John J. Dorgan            78  Director
Arthur C. Nielsen, Jr.    83  Director
F. H. McCullough, III     55  Director
Julie Mork                52  Director

     W. Gaston Caperton, III, has been a Director of the Company since 1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Governor Caperton is President and Chief Executive Officer of The College Board and President of the Caperton Group. Governor Caperton presently serves on the Board of Directors of Owens Corning, United Bankshares, West Virginia Media Holdings, the Benedum Foundation, National Center for Learning Disabilities, and Classroom, Inc.

     Joseph E. Casabona is Executive Vice President of the Company and has been a Director since its formation. Mr. Casabona joined Eastern American in 1985 and was Executive Vice President of Eastern American and a Director from 1987 until 1993. Mr. Casabona was employed in various audit staff capacities from 1967 to 1979 in the Pittsburgh, Pennsylvania office of KPMG Main Hurdman ("KPMG, Peat Marwick"), Certified Public Accountants, became a partner in the Firm in 1980 and was named Director of Accounting and Auditing of the Pittsburgh office in 1983. Mr. Casabona graduated from the University of Pittsburgh with a Bachelor of Science Degree in Business Administration and from the Colorado School of Mines with a Master of Science Degree in Mineral Economics. Mr. Casabona has been a Certified Public Accountant since 1969. Mr. Casabona has been a member of the Board of Directors of the West Virginia and Pennsylvania Independent Oil and Gas Associations.

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Chairman of Coors Brewing Company and Chairman of Adolph Coors Company. He received his Bachelor Degree in Industrial Engineering from Cornell University in 1969 and he earned his Master Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of
U. S. Bancorp, Inc. and H.J. Heinz Company. Mr. Coors is a trustee and member of the executive board of the Denver Area Council of the Boy Scouts of America and a member of the executive committee for the National Western Stock Show Association. He is also a member of the International Chapter of Young Presidents' Organization, a member of the Advisory Board for the University of Denver's Daniels School of Business, and a trustee for the Adolph Coors Foundation, Castle Rock Foundation and Seeds of Hope Foundation.

     L.B. Curtis has been a Director of the Company since 1993 and Chairman since 1998. Mr. Curtis was a Director of Eastern American from 1988 until 1993. Mr. Curtis is retired from a career at Conoco, Inc. where he held the position of Vice President of Production Engineering with Conoco Worldwide. Mr. Curtis was highly recognized across the Petroleum Industry in the upstream (exploration and production) segment of the industry. Mr. Curtis graduated from The Colorado School of Mines with an Engineer of Petroleum Professional Degree.

     Edward J. Davies is Senior Vice President of the Company and is responsible for the Company's operations in the west and internationally, which includes Westech and WENZ. He has served as President of Westech since 1994. Previously, Mr. Davies was with Conoco Inc., where he held various positions culminating with General Manager Exploration and Managing Director Nigeria. Mr. Davies holds a Bachelor of Science in Geology from the University of Wales, a Doctor of Philosophy in Geology from the University of Alberta, and a Master of Science from the Massachusetts Institute of Technology Sloan School of Management.

     John J. Dorgan has been a Director of the Company since 1993. He served as a Director for Eastern American in 1992. He is a former Executive Vice President and consultant to Occidental Petroleum Corporation where he had worked in various capacities starting in 1972.

     Michael S. Fletcher has been Chief Financial Officer of the Company since December, 1999. He also held the position of Treasurer of the Company from December, 1999 through December, 2000. In addition, Mr. Fletcher was President of Mountaineer Gas Company from 1998 until the Company sold Mountaineer in August of 2000. Prior to becoming President in 1998, he held the positions of Senior Vice President and Chief Financial Officer of Mountaineer. Before joining Mountaineer in 1987, Mr. Fletcher was a partner of Arthur Andersen and Company and was employed by that firm for fifteen years. Mr. Fletcher is a Certified Public Accountant and a graduate from Utah State University with a Bachelor Degree in Accounting.

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

     Julie Ann Kitano has been Assistant Secretary of the Company since December, 2000. Ms. Kitano joined the Company in 1998 as a Paralegal. She holds a Bachelor of Arts Degree from Whitman College.

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

     Julie M. Mork has been a Director of the Company since 1993. She was a Director of Eastern American from 1974 until 1993. Mrs. Mork served as a founder and Secretary/Treasurer of Pacific States Gas and Oil, Inc. and Eastern American. She is currently Managing Director of the ECA Foundation, Inc. Mrs. Mork received a Bachelor of Arts Degree in History from the University of California in Los Angeles. She is the wife of John Mork.

     George V. O'Malley has been Vice President - Accounting for the Company since December 2002. Before being elected Vice President, Mr. O'Malley served as Director of Accounting. Mr. O'Malley joined Eastern American in April 1991 and served in various capacities including Vice President and Treasurer. Prior to joining the Company, he held various positions in industry and public accounting. Mr. O'Malley currently serves as President Elect and a member of the Board of the West Virginia Society of CPA's. Mr. O'Malley graduated from Marshall University with a Bachelor's Degree in Accounting and is a Certified Public Accountant.

     Arthur C. Nielsen, Jr., Chairman Emeritus of A.C. Nielsen Co., has been a Director of the Company since 1993. He was a Director of Eastern American from 1985 until 1993. He serves on the Board of Directors of General Binding Corporation.

     K. Ralph Ranson, II, has been Vice President of Marketing for the Company since December, 2000. He joined Eastern American in 1993 and has served in various capacities, most recently as Vice President of Land. Prior to joining Eastern American, Mr. Ranson worked as an independent oil and gas consultant, was an officer with Alamco, Inc. and an officer and director of Union Drilling, Inc. Mr. Ranson is past President of the Independent Oil & Gas Association of West Virginia, where he served two consecutive terms. Mr. Ranson received a Bachelor of Arts Degree from West Virginia Wesleyan College.

     Donald C. Supcoe is the Senior Vice President, Corporate Secretary and General Counsel of the Company and is responsible for the Company's operations in the east, which includes Eastern American. Mr. Supcoe was the Senior Vice President of Mountaineer Gas Company from 1998 until its sale in August of 2000. Prior to joining Mountaineer in 1998, he was the Vice President, General Counsel and Corporate Secretary of Eastern American with whom he had been employed in various positions since 1981. Mr. Supcoe is a past President of the Independent Oil and Gas Association of West Virginia and a past Vice President of the Independent Petroleum Association of America. Mr. Supcoe graduated from West Virginia University with a Bachelor of Science Degree in Business Administration. Mr. Supcoe received a Doctor of Jurisprudence Degree from West Virginia University College of Law.

                       ITEM 11.    EXECUTIVE COMPENSATION
                       ----------------------------------

     The following table sets forth for fiscal year 2003 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                                     Annual Compensation
                                                     --------------------                          All Other
                                               Year   Salary     Bonus           Other         Compensation (1)
                                               ----  --------  ----------       --------       -----------------
     John Mork                                 2003  $265,376  $  125,000       $ 77,045       $           5,867
       President and Chief Executive Officer   2002   258,892     125,000         59,670                  26,067
                                               2001   256,068   1,146,635          4,349                  35,251

     Joseph E. Casabona                        2003  $243,595  $   80,000       $  6,875       $           4,763
       Executive Vice President                2002   238,277     125,942          2,905                   4,574
                                               2001   231,538   1,457,630  (2)     1,888                   4,454

     Michael S. Fletcher                       2003  $238,504  $   45,000       $  2,477       $           4,558
       Chief Financial Officer                 2002   233,306     100,510            352                   4,504
                                               2001   232,471      56,345        124,198  (3)              3,500

     Edward J. Davies                          2003  $230,201  $   45,000       $    408       $           6,113
       Senior Vice President                   2002   223,930      95,714            120                   4,592
                                               2001   207,308      53,105            899                   4,181

     Donald C. Supcoe                          2003  $201,152  $   65,000       $  3,529       $           4,005
       Senior Vice President                   2002   197,993     100,435          2,325                   3,949
                                               2001   188,447      54,545                                  1,482

     _______________________________
     (1)  Includes  compensation  related  to  insurance  policies  provided  for  the  benefit of named officer and  401K  matching  contributions.
     (2)  Includes  $900,000  received  as  Class  A  stock  and  $340,000  cash  as  related  tax  protection.
     (3)  Includes  the  forgiveness  of  debt  to  the  Company.

     DIRECTOR  COMPENSATION.  Directors  are compensated $2,000 per meeting plus
     ----------------------
reimbursement for travel and related expenses. The Chairman of the Board receives an additional $50,000. In prior years, each Director also received 160 shares of the Company's Class A Stock. The total Board of Directors' compensation for fiscal 2003 was $0.1 million.


          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------


     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of August 29, 2003. The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.

                                                         Beneficial Ownership
                                                             Common Stock
                                                          -----------------
                                                          Shares   Percent
                                                          -------  --------
      W. Gaston Caperton, III                               6,680     1.08%
      Joseph E. Casabona                                   31,376     5.09%
      Colstab & Co. (Nominee for KWB Trust) (1)            49,110     7.96%
      Peter H. Coors                                        2,946        *
      L. B. Curtis                                         11,610     1.88%
      Edward J. Davies                                      3,000        *
      John J. Dorgan                                        2,130        *
      J. Michael Forbes                                     2,200        *
      F. H. McCullough, III (2)                            70,035    11.35%
      John Mork (3)                                       359,493    58.27%
      Julie Mork (3)                                      359,493    58.27%
      Arthur C. Nielsen, Jr.                               36,480     5.91%
      Donald C. Supcoe                                      3,583        *
                                                          -------  --------
                                                          578,643    93.80%

      All officers and directors as a group (12 persons)  529,533    85.84%

     *    Less than one percent.
     (1) Pursuant to an agreement dated December 28, 1998 (previously attached to the Company's Form 10-K as exhibit 10.41), the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. Mr. Brill died on July 20, 2003. The Agreement provides that the Company shall make installment payments for the purchase of the stock over a five year period.
     (2) Includes 67,955 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 880 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith McCullough Trust and the Kristin McCullough Trust.
     (3) Includes 280,930 shares held by John and Julie Mork as joint tenants, 2,663 shares held by Julie Mork individually, and 37,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.



     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Stock,
(ii) the share ownership of the Company's Class A Stock by each Director, (iii) the share ownership of the Company's Class A Stock by certain executive officers and (iv) the share ownership of the Company's Class A Stock by all directors and executive officers as a group, in each case as of August 29, 2003. The business address of each officer and director listed below is: c/o Energy Corporation of American, 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237.

                                                        Beneficial Ownership
                                                           Class A Stock
                                                          ----------------
                                                          Shares  Percent
                                                          ------  --------
      W. Gaston Caperton, III                              1,920     6.15%
      Joseph E. Casabona                                   3,619    11.60%
      Peter H. Coors                                       2,534     8.12%
      L.B. Curtis                                          1,560     5.00%
      John J. Dorgan                                       2,320     7.44%
      Michael S. Fletcher                                  3,355    10.75%
      F.H. McCullough, III                                 1,920     6.15%
      John Mork (1)                                        4,737    15.18%
      Julie Mork (1)                                       4,737    15.18%
      Arthur C. Nielsen, Jr.                               3,080     9.87%
      K. Ralph Ranson, II                                    487     1.56%
      Donald C. Supcoe                                     2,785     8.93%
                                                          ------  --------
                                                          28,317    90.75%

      All officers and directors as a group (12 persons)  28,317    90.75%

_______________
     (1) Includes 956 shares held by John and Julie Mork as joint tenants and 1,342 shares held by Julie Mork individually and 1,220 shares held by the Alison Mork Trust and 1,219 shares held by the Kyle Mork Trust.



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

                                            2003       2002       2001
                                         ----------  ---------  ---------
                                            (3)
      Gaston Caperton, III               $  100.01   $   77.58  $   56.76
      Joseph E. Casabona                     50.00       38.77      21.99
      Peter Coors                           135.00       77.58      28.38
      L.B. Curtis                           135.00       83.36      88.85
      E.J. Davies                           270.00      166.72     140.78
      John J. Dorgan                         29.97       19.39      14.19
      Michael S. Fletcher                    50.00       38.77      28.38
      J. Michael Forbes                      25.00       19.39      14.19
      John Frederick                         25.00           -      14.19
      Thomas R. Goodwin                      25.00       38.77      28.38
      Denny McGowan                          25.00           -          -
      John Mork (1)                       1,350.00      833.60     703.89
      Alison Mork Trust (2)                  50.00       38.77      28.38
      Kyle Mork Trust (2)                    50.00       38.77      28.38
      Arthur C. Nielsen, Jr.                 50.00       38.77      28.38
      George O'Malley                        27.00           -          -
      Kent Schamp                            28.35       21.17      15.34
      Donald C. Supcoe                       25.00       19.39      14.19
                                         ----------  ---------  ---------
                                         $2,450.33   $1,550.80  $1,254.65
                                         ==========  =========  =========

     (1)  Interest of John Mork and Julie Mork held as joint tenants.
     (2)  Trusts for the children of John Mork and Julie Mork.
     (3) These amounts represent only the amounts committed to the 2003 Drilling Program, the actual amount of investment may vary based on the number of wells drilled and the related costs.

     Certain officers, Directors and key employees of the Company have notes payable to the Company related to employee incentive stock options that were granted and exercised. The notes bear various interest rates, ranging from LIBOR to 8% per annum. The Company is amortizing the notes over their seven year life and assuming continued employment. Certain of these notes will be forgiven one-quarter per year, starting January 1, 2003 . The following were indebted to the Company (in thousands):

                               Outstanding     Unamortized
                              Balance as of       as of
                              June 30, 2003   June 30, 2003
                              --------------  --------------
         Joseph E. Casabona   $          141  $           33
         Michael S. Fletcher             141              33
         J. Michael Forbes                96              96
         K. Ralph Ranson, II              28              16
         Donald C. Supcoe                180             116
                              --------------  --------------
            Total             $          586  $          294
                              ==============  ==============


     Certain officers, Directors and key employees of the Company have borrowed money from the Company and have executed promissory notes. The notes bear interest at 7% to 8% per annum. The following were indebted to the Company (in thousands):

                                Note Plus    Unamortized
                                 Accrued        as of
                                 Interest   June 30, 2003
                                ----------  --------------
     (1)   Michael S. Fletcher  $      284  $            7
     (1)   Linda Given                  28               1
     (1)   David Jordan                 56               1
     (2)   Dennis McGowan              166             133
     (1)   Donald C. Supcoe            169               4
                                ----------  --------------
                                $      703  $          146
                                ==========  ==============

     (1) Promissory note is being amortized over three years, as of August 29, 2003 amounts have been forgiven.
     (2) Of the $166,000 in promissory notes, $33,000 is being forgiven and amortized over the next two years, assuming continuing employment.

     During fiscal 1999, the Company purchased from certain officers and directors volumetric production from wells in New Zealand. Future production, otherwise allocable to the officers and directors will be allocated to the Company. The following table identifies the participants' interest as of June 30, 2003:

                                     Payment      Volumes
                                 (in thousands)    Mmcf
                                 ---------------  -------
      Joseph E. Casabona                      50     66.7
      L.B. Curtis                             75    100.0
      E.J. Davies                            150    200.0
      John J. Dorgan                          50     66.7
      F.H. McCullough, III                   150    200.0
                                 ---------------  -------
                                 $           475    633.4
                                 ===============  =======


     The Company rents office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 42.86% by John Mork, 21.42% by each of F. H. McCullough, III and Joseph E. Casabona and 7.15% by each of Donald C. Supcoe and
J. Michael Forbes. The aggregate amount paid by the Company for rent to Energy Centre, Inc. was $0.56 million for fiscal year 2003. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

                        ITEM 14. CONTROLS AND PROCEDURES
                        --------------------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART IV
                                     -------

                ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                -------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)  1    Financial  Statements
          The  Financial Statements are filed as a part of this annual report at
          Item  8.


     2    Financial  Statement  Schedules
          Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.


     3    Exhibits
          The following is a complete list of Exhibits filed as part of, or incorporated by reference to this report:
     *    3.1  Articles  of  Incorporation  of  Energy  Corporation  of America.
     *    3.2  Amended  Articles  of  Incorporation  of  Energy  Corporation  of
               America.
     *    3.3  Amended  Bylaws  of  Energy  Corporation  of  America.
     *    4.1  Intentionally  omitted.
     *    4.2  Intentionally  omitted.
     * 4.3 Indenture, dated as of May 23, 1997, between Energy Corporation of America and The Bank of New York, as Trustee, with respect to the 9 1/2% Senior Subordinated Notes Due 2007 (including form of 9 1/2% Senior Subordinated Note Due 2007.
     *    4.4  Form  of  9  1/2%  Senior  Subordinated  Note due 2007, Series A.
     * 4.5 Registration Rights Agreement, dated as of May 20, 1997, among Energy Corporation of America, as issuer, and Chase Securities Inc. and Prudential Securities Inc.

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

     *    10.8  Intentionally  omitted.
     *    10.9  Intentionally  omitted.
     *    10.1  Intentionally  omitted.
     *    10.11 Intentionally  omitted.
     *    10.12 Intentionally  omitted.
     *    10.13 Intentionally  omitted.
     *    10.14 Intentionally  omitted.
     *    10.15 Intentionally  omitted.
     *    10.16 Intentionally  omitted.
     *    10.17 Incentive  Stock  Purchase Agreement dated February 12, 1999 by and  between  Energy  Corporation  of  America  and  Michael  S.
                Fletcher.
     *    10.18 Incentive  Stock  Purchase Agreement dated December 16, 1998 by and between Energy Corporation of America and Joseph E.
                Casabona.
     *    10.19 Incentive  Stock  Purchase Agreement dated December 16, 1998 by and between  Energy Corporation of America and Edward J. Davies.
     *    10.2  Incentive Stock Purchase Agreement dated December 16, 1998 by and between Energy Corporation of America and Donald C. Supcoe.
     *    10.21 Incentive  Stock Purchase Agreement dated March 19, 1999 by and between Energy Corporation of America and W. Gaston Caperton
                III.
     *    10.22 Incentive  Stock Purchase Agreement dated March 19, 1999 by and between  Energy  Corporation of  America  and  Peter  H.  Coors.
     *    10.23 Incentive  Stock Purchase Agreement dated March 19, 1999 by and between  Energy  Corporation  of  America  and  L.B.  Curtis.
     *    10.24 Incentive  Stock Purchase Agreement dated March 19, 1999 by and between  Energy  Corporation  of  America  and  J.  J.  Dorgan.
     *    10.25 Incentive  Stock Purchase Agreement dated March 19, 1999 by and between  Energy  Corporation  of  America and A. C. Nielsen, Jr.
     *    10.26 Stock  Purchase  Agreement dated February 17, 1999 by and among
                Westech Energy Corporation, Westech Energy New Zealand Limited and Edward J. Davies.
     *    10.27 Intentionally  omitted.
     *    10.28 Intentionally  omitted.
     *    10.29 Intentionally  omitted.
     *    10.3  Intentionally  omitted.
     *    10.31 Gas Sale and Purchase Agreement dated December 20, 1999 between
                Energy Corporation of America and Allegheny Energy Service Corporation.
     *    10.32 Participation  Agreement dated December 20, 1999 between Energy
                Corporation  of  America  and  Allegheny  Energy,  Inc.
     *    10.33 Intentionally  omitted.
     *    10.34 Intentionally  omitted.

     *    10.34 Intentionally  omitted.
     *    10.35 Employment  Agreement  effective  as  of August 18, 2000 by and between  Energy  Corporation of America and Michael S. Fletcher.
     *    10.36 Employment  Agreement  effective  as  of August 18, 2000 by and between  Energy  Corporation  of  America  and Donald C. Supcoe.
     *    10.37 Purchase and Sale Agreement dated June 28, 2001 between Tavener
                E&P  Ltd  and  Westech  Energy  Corporation.
     *    10.38 Credit Agreement dated July 10, 2002 between Energy Corporation of America and Foothill Capital Corporation, as the Arranger and Administrative Agent for the Lenders.
     *    10.39 Purchase  and  Sale Agreement dated August 2, 2002 between East
                Resources, Inc. and Energy Corporation of America, without exhibits thereto.
     *    10.4  Amendment,  effective  as  of  June  29, 1997, to Buy-Sell Stock
                Option Agreement between Energy Corporation of America and Kenneth W. Brill.
     *    10.41 Agreement dated December 28, 1998 between Energy Corporation of
                America  and  Kenneth  W.  Brill.
          21.1  Subsidiaries  of  Energy  Corporation  of  America.
          24.1  Power  of  Attorney set forth on the signature page contained in
                Part  V.
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     *    99.1  Order  of  the  United  States  District Court  for the Southern
                District of West Virginia entered January 25, 2002 in civil action number 3:01-1317.
     *    99.2  Order  of  the  United  States  District Court  for the Southern
                District of West Virginia entered June 3, 2002 in civil action number 3:01-1317.
     *    99.3  Order  of  the  United States  District  Court  for the Southern
                District of West Virginia entered July 2002 in civil action number 3:01-1317.
     *    Previously filed



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

                                   * * * * * *

                                     PART V
                                     ------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 25th day of September 2003.

                                   ENERGY CORPORATION OF AMERICA

                                   By:  /s/  John Mork
                                        --------------------------------------
                                        John Mork
                                        President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the 25th day of September 2003, by the following persons in the capacities indicated.


/s/ John Mork                                 /s/ W. Gaston Caperton, III
--------------------------------------------  ---------------------------------
John Mork                                     W. Gaston Caperton, III, Director
President, Chief Executive Officer, Director

                                              /s/ Peter H. Coors
                                              ---------------------------------
/s/ Joseph E. Casabona                        Peter H. Coors, Director
--------------------------------------------
Joseph E. Casabona
Executive Vice President, Director

                                              /s/ L. B. Curtis
                                              ---------------------------------
/s/ Michael S. Fletcher                       L.B. Curtis, Director
--------------------------------------------
Michael S. Fletcher
Chief Financial Officer

                                              /s/ John J. Dorgan
                                              ---------------------------------
                                              John J. Dorgan, Director



                                              /s/ F. H. McCullough III
                                              ---------------------------------
                                              F. H. McCullough, III, Director



                                              /s/ Julie Mork
                                              ---------------------------------
                                              Julie Mork, Director



                                              /s/ Arthur C. Nielsen, Jr.
                                              ---------------------------------
                                              Arthur C. Nielsen, Jr., Director