Form 10-Q
period 2003-09-30
ENERGY CORP OF AMERICA
filed 2003-11-14
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


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


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at November 11, 2003 was 615,893 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                                PAGES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          September 30, 2003 (Unaudited) and June 30, 2003. . . . . . . . . . . .   3

        Unaudited Consolidated Statements of Operations
          For the three months ended September 30, 2003 and 2002. . . . . . . . .   5

        Unaudited Consolidated Statements of Cash Flows
          For the three months ended September 30, 2003 and 2002. . . . . . . . .   6

        Unaudited Consolidated Statements of Comprehensive Income
          For the three months ended September 30, 2003 and 2002. . . . . . . . .   7

        Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .   8

        Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . .  11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .  17

        Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .  18


PART II  OTHER INFORMATION

        Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  18

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  19

        Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  19

        Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .  20

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .  20

        Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  20

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


 ENERGY  CORPORATION  OF  AMERICA
 CONSOLIDATED  BALANCE  SHEETS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
------------------------------------------------------------------------------------


                                                          SEPTEMBER 30,    JUNE 30,
                                                              2003           2003
                                                         ---------------  ----------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                            $        2,636   $   4,831
   Accounts receivable:
     Oil and gas sales                                            7,678      10,380
     Gas aggregation and pipeline                                 9,114       9,458
     Other                                                        7,449       4,616
                                                         ---------------  ----------
         Accounts receivable                                     24,241      24,454
    Less allowance for doubtful accounts                         (1,280)     (1,616)
                                                         ---------------  ----------
         Accounts receivable net of allowance                    22,961      22,838

    Deferred income tax asset                                        41          41
    Deferred taxes, comprehensive income                            385         787
    Notes receivable, related party                               1,596       1,609
    Prepaid and other current assets                              2,218       1,410
                                                         ---------------  ----------
       Total current assets                                      29,837      31,516

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $132,871 and $128,765         252,369     253,270

 OTHER ASSETS
    Deferred financing costs, net of accumulated
       amortization of $6,030 and $5,750                          2,819       3,098
    Notes receivable, related party                                 136         146
    Other                                                         7,776       7,804
                                                         ---------------  ----------
       Total other assets                                        10,731      11,048
                                                         ---------------  ----------

 TOTAL                                                   $      292,937   $ 295,834
                                                         ===============  ==========


The accompanying notes are an integral part of the consolidated financial statements.

 ENERGY  CORPORATION  OF  AMERICA
 CONSOLIDATED  BALANCE  SHEETS
 (UNAUDITED  -  AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
----------------------------------------------------------------------------------------

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2003           2003
                                                             ---------------  ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $       14,694   $  13,734
    Current portion of long-term debt                                   136         133
    Funds held for future distribution                               15,598      17,217
    Income taxes payable                                              1,872       1,484
    Accrued taxes other than income                                   8,884       9,643
    Derivatives                                                         168         810
    Other current liabilities                                         1,429       1,421
                                                             ---------------  ----------
       Total current liabilities                                     42,781      44,442

 LONG-TERM OBLIGATIONS:
    Long-term debt                                                  171,440     173,197
    Gas delivery obligation and deferred revenue                      2,812       2,917
    Deferred income tax liability                                    20,376      20,376
    Derivatives                                                         828       1,319
    Other                                                             8,043       8,311
                                                             ---------------  ----------
       Total liabilities                                            246,280     250,562

 COMMITMENTS AND CONTINGENCIES:
 Minority Interest                                                    1,580       1,594
 STOCKHOLDERS' EQUITY:
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued                                730         730
    Class A stock, no par value; 100,000 shares authorized;
       51,555 shares issued                                           5,642       5,092
    Additional paid in capital                                        5,503       5,503
    Retained earnings                                                45,438      45,150
    Treasury stock and notes receivable arising from the
       issuance of common stock                                     (12,163)    (11,824)
    Accumulated other comprehensive loss                                (73)       (973)
                                                             ---------------  ----------
       Total stockholders' equity                                    45,077      43,678
                                                             ---------------  ----------
 TOTAL                                                       $      292,937   $ 295,834
                                                             ===============  ==========


The accompanying notes are an integral part of the consolidated financial statements.

 ENERGY CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           ------------------
                                                             2003      2002
                                                           --------  --------
 REVENUES:
    Oil and gas sales                                      $14,141   $ 9,164
    Gas aggregation and pipeline sales                      15,509    11,922
    Well operations and service revenues                     1,391     1,467
    Other                                                        -        36
                                                           --------  --------
         Total revenues                                     31,041    22,589
                                                           --------  --------
 COST AND EXPENSES:
    Field operating expenses                                 2,717     2,485
    Gas aggregation and pipeline cost                       14,246    10,755
    General and administrative                               3,732     3,493
    Taxes, other than income                                   938       632
    Depletion and depreciation, oil and gas related          3,478     3,052
    Depreciation of pipelines and equipment                  1,026     1,037
    Exploration and impairment                                 997       572
                                                           --------  --------
         Total costs and expenses                           27,134    22,026
                                                           --------  --------
    Income from operations                                   3,907       563
 OTHER (INCOME) EXPENSE:
    Interest expense                                         3,807     4,700
    (Gain) loss on sale of assets                               (5)      229
    Interest income and other                                 (805)   (1,918)
                                                           --------  --------
 Income (loss) before income taxes and minority interest       910    (2,448)
 Income tax expense (benefit)                                  387      (824)
                                                           --------  --------
 Income (loss) before minority interest                        523    (1,624)
 Minority interest, net of tax                                  64        62
                                                           --------  --------
 NET INCOME (LOSS)                                         $   587   $(1,562)
                                                           ========  ========

 Basic and diluted earnings per common share:

      Basic                                                $  0.91   $ (2.38)
                                                           ========  ========
      Diluted (see Note 4)                                 $  0.89       N/A
                                                           ========  ========


 The accompanying notes are an integral part of the consolidated financial statements.

 ENERGY CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED - AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              ---------  --------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $    587   $(1,562)
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
     Depletion, depreciation and amortization                    4,504     4,088
     (Gain) loss on sale of assets                                  (5)      229
     Gain on purchase of senior bonds                             (546)   (1,765)
     Exploration and impairment                                    871       487
     Other, net                                                    434      (466)
                                                              ---------  --------
                                                                 5,845     1,011
     Changes in assets and liabilities:
     Accounts receivable                                            27     1,425
     Income taxes                                                  387      (625)
     Prepaid and other assets                                     (795)   (1,785)
     Accounts payable                                              226       697
     Funds held for future distribution                         (1,619)      132
     Other                                                        (407)   (1,069)
                                                              ---------  --------
     Net cash provided (used) by operating activities            3,664      (214)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for property, plant and equipment             (4,036)   (4,802)
     Proceeds from sale of assets                                    5     2,422
     Notes receivable and other                                     13      (152)
                                                              ---------  --------
     Net cash used by investing activities                      (4,018)   (2,532)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                               10,279    10,000
     Principal payments on long-term debt                      (11,465)   (3,892)
     Purchase of treasury stock                                   (358)     (207)
     Dividends paid                                               (297)     (263)
                                                              ---------  --------
     Net cash used by financing activities                      (1,841)    5,638
                                                              ---------  --------
     Net decrease in cash and cash equivalents                  (2,195)    2,892
     Cash and cash equivalents, beginning of period              4,831    17,775
                                                              ---------  --------
     Cash and cash equivalents, end of period                 $  2,636   $20,667
                                                              =========  ========


The accompanying notes are an integral part of the consolidated financial statements.

 ENERGY CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED - AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------
                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                                  ----------------
                                                   2003     2002
                                                  ------  --------
 Net income (loss)                                $  587  $(1,562)
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change                         143     (323)
    Marketable securities:
       Current period change                           -       (6)
       Reclassification to earnings                    -      (16)
    Oil and gas derivatives:
       Current period transactions                   731     (428)
       Reclassification to earnings                   26       75
                                                  ------  --------
 Other comprehensive income (loss), net of tax       900     (698)
                                                  ------  --------
 Comprehensive income (loss)                      $1,487  $(2,260)
                                                  ======  ========


The accompanying notes are an integral part of the consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   Nature of Organization

     Energy Corporation of America (the "Company") is a privately held energy company engaged in the exploration, development, production, gathering and marketing of natural gas and oil, primarily in the Appalachian Basin and Gulf Coast region. The Company conducts business primarily through its principal wholly owned subsidiaries, Eastern American Energy Corporation ("Eastern"), Westech Energy Corporation ("Westech"), and Westech Energy New Zealand ("WENZ"). Eastern is one of the largest oil and gas operators in the Appalachian Basin, including exploration, development and production, and is engaged in the gathering and marketing of natural gas. Westech is involved in oil and gas exploration and development in the California and Gulf Coast regions of the United States. WENZ is involved in oil and gas exploration and development in New Zealand. As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries.

2.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.   Note Repurchases

     The Company purchased $2.04 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the quarter ended September 30, 2003 in privately negotiated transactions.

4.   Earnings per Share

     A reconciliation of the components of basic and diluted net income (loss) per common share is as follows for the net income (loss) available to common stockholders:

                                        NET INCOME (LOSS)
                                          (IN THOUSANDS)    SHARES    PER SHARE
                                        ------------------  -------  -----------
Three months ended September 30, 2003
      Basic                             $             587   645,909  $     0.91
      Diluted                           $             587   660,175  $     0.89
Three months ended September 30, 2002
      Basic                             $          (1,562)  655,643  $    (2.38)
      Diluted (a)                       $          (1,562)  655,643      N/A

     (a) The effect of outstanding stock options was not included in the computation of diluted earnings per share for the period ended September 30, 2002 because to do so would have been antidilutive.

5.   Industry Segments

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas aggregation and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and revenues derived from gathering and pipeline services (functions) provided for Company and third party natural gas. The Company utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment costs ("EBITDAX") to evaluate the operations of each segment. Reconciliation of non-GAAP financial measure is as follows (in thousands):

                                                September 30,    September 30,
                                                     2003            2002
                                                --------------  --------------
 Net income (loss)                             $          587  $       (1,562)

Add:
 Interest expense                                       3,807           4,700
 Depletion, depreciation, amortization-o&g              3,478           3,052
 Depletion, depreciation, amortization-other            1,026           1,037
 Impairment & exploratory costs                           997             572
 Income tax expense (benefit)                             387            (824)
                                               --------------  ---------------
EBITDAX                                        $       10,282  $        6,975
                                               ==============  ===============

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):

                                                 Exploration &    Gas Aggregation
                                                   Production       & Pipeline       Other    Consolidated
                                                 --------------  -----------------  -------  -------------
For the three months ended September 30, 2003
---------------------------------------------
   Revenue from unaffiliated customers          $       15,532  $         15,509   $     -   $      31,041
   Depreciation, depletion, amortization                 3,808               160       536           4,504
   Exploration and impairment costs                        981                16         -             997
   Income (loss) from operations                         3,478               614      (185)          3,907
   Interest expense, net                                 5,698            (1,780)     (191)          3,727
   EBITDAX                                               9,426               753       103          10,282
   Total assets                                        188,371            89,111    15,455         292,937
   Capital expenditures                                  3,937                 3        96           4,036

----------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2002
---------------------------------------------
   Revenue from unaffiliated customers          $       10,632  $         11,922   $    35   $      22,589
   Depreciation, depletion, amortization                 3,355               203       531           4,089
   Exploration and impairment costs                        572                 -         -             572
   Income (loss) from operations                           563               454      (454)            563
   Interest expense, net                                 5,256            (1,483)      769           4,542
   EBITDAX                                               5,003               622     1,350           6,975
   Total assets                                        184,781            76,284    42,330         303,395
   Capital expenditures                                  4,593                36       173           4,802
----------------------------------------------------------------------------------------------------------

     Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $6.2 million and $3.3 million as of September 30, 2003 and 2002.

6.   Derivative Instruments

     The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At September 30, 2003, the Company had recorded a $0.58 million other comprehensive loss, $0.39 million short-term deferred tax asset, $0.17 million short-term derivative liability, $0.83 million long-term derivative liability, and $0.03 million in recognized expense due to ineffectiveness. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.1 million. The Company has partially hedged its exposure to the variability in future cash flows through June 2005.

7.   Contingencies

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

8.   Subsequent Event

     During October, 2003, ECA offered its employees that were participants in the 2003 Profit Sharing program, the opportunity to purchase Class A stock having certain restrictions. Employees were awarded the right to purchase a specified number of shares, with the restrictions expiring over a specified period of time. Participants have until December 15, 2003 to purchase their respective shares.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS
------------------------------------------------------------------------------
                            AND FINANCIAL CONDITION
                            -----------------------

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003  AND  2002
---------------

     The Company recorded net income of $0.6 million for the quarter ended September 30, 2003 compared to a net loss of $1.6 million for the quarter ended September 30, 2002. The increase in net income of $2.2 million is primarily attributable to the net of a $8.5 million increase in revenues, $5.1 million increase in costs and expenses, $0.9 million decrease in interest expense, $1.1 million decrease in interest income and other, $0.2 million decrease in loss on sale of assets, and a $1.2 million increase in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended September 30 and their related variances are as follows:

                                            THREE MONTHS ENDED
                                                SEPTEMBER 30       VARIANCE
                                              ----------------  -----------------
                                               2003     2002    AMOUNT   PERCENT
                                              -------  -------  -------  --------
 Natural Gas
     Production (Mmcf)                         2,768    2,531      237       9.4%
     Average sales price received ($/Mcf)       5.01     3.33     1.68      50.5%
                                              -------  -------  -------  --------
     Sales ($ in thousands)                   13,873    8,436    5,437      64.4%
 Oil
     Production (Mbbl)                            33       30        3      10.0%
     Average sales price received ($/Bbl)      27.79    23.17     4.62      19.9%
                                              -------  -------  -------  --------
     Sales ($ in thousands)                      917      695      222      31.9%
 Hedging ($ in thousands)                       (745)     (62)    (683)   1101.6%
 Other ($ in thousands)                           96       95        1       1.1%
                                              -------  -------  -------  --------
 Total oil and gas sales ($ in thousands)     14,141    9,164    4,977      54.3%
                                              =======  =======  =======  ========
 Gas Aggregation Revenue
     Volume (Mdth)                             2,347    2,432      (85)     -3.5%
     Average sales price received ($ per Dth)   4.98     3.70     1.28      34.6%
                                              -------  -------  -------  --------
     Sales ($ in thousands)                   11,678    9,002    2,676      29.7%
 Pipeline Revenue
     Volume (Mdth)                             1,411    1,479      (68)     -4.6%
     Average sales price received ($ per Dth)   2.72     1.97     0.75      38.1%
                                              -------  -------  -------  --------
     Sales ($ in thousands)                    3,831    2,920      911      31.2%
                                              -------  -------  -------  --------
 Total Gas Aggregation and Pipeline
     Revenues ($ in thousands)                15,509   11,922    3,587      30.1%
                                              =======  =======  =======  ========
 Gas Aggregation Cost
     Volume (Mdth)                             2,347    2,432      (85)     -3.5%
     Average price paid ($ per Dth)             4.78     3.46     1.32      38.2%
                                              -------  -------  -------  --------
     Cost ($ in thousands)                    11,218    8,416    2,802      33.3%
 Pipeline Gas Cost
     Volume (Mdth)                             1,115    1,184      (69)     -5.8%
     Average price paid ($ per Dth)             2.72     1.98     0.74      37.4%
                                              -------  -------  -------  --------
     Cost ($ in thousands)                     3,028    2,339      689      29.5%
                                              -------  -------  -------  --------
 Total Gas Aggregation and
     Pipeline Cost ($ in thousands)           14,246   10,755    3,491      32.5%
                                              =======  =======  =======  ========

     REVENUES.  Total  revenues  increased  $8.5  million  or  37.4% between the
     ---------
periods. The increase was due to a $5.0 million increase in oil and gas sales and a $3.6 million increase in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $5.0 million from $9.2 million for the quarter ended September 30, 2002 to $14.2 million for the quarter ended September 30, 2003. Natural gas sales increased $5.4 million and oil sales increased $0.2 million. The net increase in gas production revenue is attributable to the increase in gas prices and an increase in gas production. The price increase is a result of the rise in the related natural gas indexes and the increase in production is primarily due to wells drilled in the Gulf Coast region. Sales were reduced by recognized losses on related hedging transactions and other revenue, which totaled a loss of $0.7 million for the quarter ended September 30, 2003 compared to a gain of $0.3 million for the quarter ended September 30, 2002.

      Revenues from gas aggregation and pipeline sales increased $3.6 million from $11.9 million during the period ended September 30, 2002 to $15.5 million in the period ended September 30, 2003. Gas aggregation revenue increased $2.7 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Offsetting this increase in average sales price was a decrease in gas volumes aggregated for sale. Pipeline revenue, which has a sales and gathering component, increased $0.9 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

      COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses increased $5.1
     ---------------------
million between the periods primarily as a net result of a $3.5 million increase in gas aggregation and pipeline costs, $0.4 million increase in depreciation, depletion, and amortization costs, $0.3 million increase in general and administrative expenses, $0.4 million increase in exploration and impairment costs, $0.3 million increase in taxes other than income, and a $0.2 million increase in field and lease operating expense.

     Gas aggregation and pipeline costs increased $3.5 million. Gas aggregation costs increased $2.8 million and pipeline costs increased $0.7 million. The increase in costs is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes offset by a decrease in volume for this period compared to the prior period.

     Depletion, depreciation, and amortization expenses increased $0.4 million primarily due to an increase in the depletion rate as well as an increase in production.

     General and administrative expenses increased $0.3 million as compared to the same period in the prior year primarily as a result of increased compensation costs.

     Exploration and impairment costs increased $0.4 million primarily due to an increase in dry hole expense related to exploratory wells drilled in the Appalachian Basin and the West in the current period compared with no related exploratory dry hole expenses in the prior period.

     Taxes other than income increased $0.3 million due to the increase in oil and gas sales for the current year as compared to the same period in the prior year. Wellhead oil and gas sales revenue, on which production taxes are based, was higher for the current year.

     Field and lease operating expenses increased $0.2 million primarily as a result of an increase in the number of producing wells in the Gulf Coast region together with increases in several lease operating expenses in the East region.

     INTEREST  EXPENSE.  Interest  expense decreased $0.9 million when comparing
     -----------------
the periods primarily due to the repurchase of $61.9 million face value of the Company's senior notes since September 30, 2002.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $1.1  million when
    ------------------------------
comparing the periods. This decrease between the periods is mainly attributable to a decrease in recognized gains on the purchase of senior bonds.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has improved since June 30, 2003, but at the same time, there has been a slight decrease in the Company's liquidity. Stockholders' equity has increased from $43.7 million at June 30, 2003 to $45.1 million at September 30, 2003. The Company's working capital of a negative $12.9 million at June 30, 2003 remained a negative $12.9 million at September 30, 2003. However, the Company's cash decreased from $4.8 million at June 30, 2003 to $2.6 million at September 30, 2003. The Company's cash at November 12, 2003 was $2.0 million. The change in cash during the quarter of approximately $2.2 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of approximately $0.3 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); the investment of approximately $4.0 million in property, plant and equipment; payments of approximately $1.5 million for the purchase of a portion of the Company's outstanding Notes; payments of approximately $0.7 million for the acquisition of treasury stock and dividends; and approximately $3.7 million of cash provided by operations during the quarter.

          At September 30, 2003, the Company's principal source of liquidity consisted of $2.6 million of cash, $0.9 million available under an unsecured credit facility currently in place, plus amounts available under the Foothill Capital Corporation Agreement. Foothill Capital Corporation is now known as Wells Fargo Foothill, Inc. ("Foothill"). At September 30, 2003, $1.1 million was outstanding or committed under the short-term credit facility and $39.5 million was outstanding under the Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill. Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable. As of November 12, 2003, there are $36.8 million in outstanding borrowings under the Agreement. In addition, the Company is making a $6.2 million interest payment on the Notes on November 17, 2003, which will further increase the amount borrowed under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1. Currently, the Company's fixed charge coverage ratio is estimated to be greater than 2.5 to 1.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions and fixed price physical delivery contracts on its estimated production covering approximately 60% to 70% for the fiscal year ending June 30, 2004; and 35% to 45% for the fiscal year ending June 30, 2005.


As of September 30, 2003, the Company's open gas derivative instruments and fixed price delivery contracts were as follows:

                                             Total      Average
                                   Market   Volumes    Contract      Unrealized
           Time period             Index    (MMBtu)      Price     (Gains) Losses
---------------------------------  ------  ----------  ---------  ----------------
Derivatives

   Natural Gas Swaps

       October 2003 - June 2004    NYMEX      822,000  $    4.05  $       683,883

       February 2004 - March 2004  NYMEX       60,000       6.23          (62,153)

       July 2004 - June 2005       NYMEX    3,240,000       4.54          962,665
                                           ----------             ----------------

       Unrealized (Gains) Losses            4,122,000             $     1,584,395
                                           ----------             ================

Physical Contracts

   Fixed Price Delivery Contracts

       October 2003 - June 2004             4,953,500  $    4.50

       July 2004 - October 2004               338,250       4.85
                                           ----------

Total Hedged Production                     9,413,750
                                           ==========

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at September 2003 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.2 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the September 30, 2003 level, a 10% change in rates would have a $0.3 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

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

     On December 9, 2002, certain Noteholders filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Stipulation and Final Judgment Order dated December 3, 2002, and the Judgment order entered on December 4, 2002. Briefing was completed and oral arguments were heard on September 25, 2003. The Company is awaiting the Court's decision.

     The Company and Prudential Securities Incorporated ("Prudential") have been in a long-standing dispute related to certain fees. The Company has denied Prudential's allegations, and is of the opinion that the matter is not material regardless of the outcome.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)   Exhibits:

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K:

None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 13th day of November 2003.



                                            ENERGY CORPORATION OF AMERICA




                                            By:   /s/  John  Mork
                                               ---------------------------------
                                            John  Mork
                                            Chief Executive Officer and Director


                                            By:   /s/  Michael  S.  Fletcher
                                               ---------------------------------
                                            Michael  S.  Fletcher
                                            Chief  Financial  Officer