Form 10-Q
period 2003-12-31
ENERGY CORP OF AMERICA
filed 2004-02-18
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes     No  X
                                     ---    ---

   The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at February 12, 2004 was 615,893 shares.

                              ENERGY CORPORATION OF AMERICA

                                    TABLE OF CONTENTS


                                                                                    PAGES
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets
           December 31, 2003 and June 30, 2003 . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Consolidated Statements of Operations
           For the three and six months ended December 31, 2003 and 2002 . . . . . . .  5

         Unaudited Consolidated Statements of Cash Flows
           For the six months ended December 31, 2003 and 2002 . . . . . . . . . . . .  6

         Unaudited Consolidated Statements of Comprehensive Income
           For the three and six months ended December 31, 2003 and 2002 . . . . . . .  7

         Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . .  8

         Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  . . . . . 21

         Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . 23


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 23

         Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . 24

         Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . 24

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . 24

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 24

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 24

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART I    FINANCIAL  INFORMATION
ITEM 1.   FINANCIAL  STATEMENTS

ENERGY  CORPORATION  OF  AMERICA
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-----------------------------------------------------------------------------------


                                                          DECEMBER 31,    JUNE 30,
                                                              2003          2003
                                                         --------------  ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $       3,732   $   4,831
 Accounts receivable:
  Oil and gas sales                                              7,396      10,380
  Gas aggregation and pipeline                                   8,592       9,458
  Other                                                          4,469       4,616
                                                         --------------  ----------
    Accounts receivable                                         20,457      24,454
 Less allowance for doubtful accounts                           (1,280)     (1,616)
                                                         --------------  ----------
    Accounts receivable net of allowance                        19,177      22,838

  Deferred income tax asset                                      1,026         828
  Notes receivable, related party                                1,609       1,609
  Prepaid and other current assets                               2,448       1,410
                                                         --------------  ----------
    Total current assets                                        27,992      31,516

 Property, plant and equipment, net of accumulated
  depreciation and depletion of $136,943 and $128,765          250,821     253,270

OTHER ASSETS
 Deferred financing costs, net of accumulated
  amortization of $5,245 and $4,728                              2,561       3,098
 Notes receivable, related party                                   129         146
 Other                                                           6,071       7,804
                                                         --------------  ----------
    Total other assets                                           8,761      11,048
                                                         --------------  ----------

TOTAL                                                    $     287,574   $ 295,834
                                                         ==============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------


                                                              DECEMBER 31,    JUNE 30,
                                                                  2003          2003
                                                             --------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $       8,039   $  13,734
  Current portion of long-term debt                                 21,139         133
  Funds held for future distribution                                13,606      17,217
  Income taxes payable                                                 173       1,484
  Accrued taxes other than income                                    9,071       9,643
  Derivatives                                                          930         810
  Other current liabilities                                          1,469       1,421
                                                             --------------  ----------
    Total current liabilities                                       54,427      44,442

LONG-TERM OBLIGATIONS
  Long-term debt                                                   153,052     173,197
  Gas delivery obligation and deferred revenue                       2,710       2,917
  Deferred income tax liability                                     21,860      20,376
  Derivatives                                                        1,674       1,319
  Other                                                              7,891       8,311
                                                             --------------  ----------
    Total liabilities                                              241,614     250,562

COMMITMENTS AND CONTINGENCIES
Minority Interest                                                    1,583       1,594

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00; 2,000,000 shares
   authorized; 730,039 shares issued                                   730         730
  Class A stock, no par value; 100,000 shares authorized;
   68,438 shares issued                                              8,056       5,092
  Additional paid in capital                                         5,503       5,503
  Retained earnings                                                 44,758      45,150
  Treasury stock and notes receivable arising from the
   issuance of common stock                                        (12,316)    (11,824)
  Unearned compensation on restricted stock                         (2,121)          -
  Accumulated other comprehensive loss                                (233)       (973)
                                                             --------------  ----------
    Total stockholders' equity                                      44,377      43,678
                                                             --------------  ----------

TOTAL                                                        $     287,574   $ 295,834
                                                             ==============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  DECEMBER 31              DECEMBER 31
                                                           ------------------------  ----------------------
                                                              2003         2002        2003        2002
                                                           -----------  -----------  ---------  -----------
REVENUES
  Oil and gas sales                                        $   14,379   $   10,841   $ 28,520   $   20,005
  Gas aggregation and pipeline sales                           14,567       14,203     30,076       26,124
  Well operations and service revenues                          1,277        1,339      2,669        2,806
  Other                                                            48            -         48           36
                                                           -----------  -----------  ---------  -----------
    Total revenues                                             30,271       26,383     61,313       48,971
                                                           -----------  -----------  ---------  -----------
COST AND EXPENSES
  Field operating expenses                                      2,993        2,477      5,710        4,962
  Gas aggregation and pipeline cost                            13,750       12,967     27,996       23,723
  General and administrative                                    3,757        3,773      7,489        7,332
  Taxes, other than income                                        895          633      1,834        1,264
  Depletion and depreciation, oil and gas related               3,439        3,038      6,917        6,090
  Depreciation of pipelines and equipment                       1,023        1,091      2,049        2,128
  Exploration and impairment                                    1,624        4,275      2,621        4,848
                                                           -----------  -----------  ---------  -----------
    Total costs and expenses                                   27,481       28,254     54,616       50,347
                                                           -----------  -----------  ---------  -----------
  Income (loss) from operations                                 2,790       (1,871)     6,697       (1,376)
OTHER (INCOME) EXPENSE
  Interest expense                                              3,781        4,110      7,588        8,810
  (Gain) loss on sale of assets                                  (103)          15       (108)         244
  Interest income and other                                      (270)     (18,778)    (1,075)     (20,764)
                                                           -----------  -----------  ---------  -----------
Income (loss) before income taxes and minority interest          (618)      12,782        292       10,334
Income tax expense (benefit)                                     (229)       4,512        158        3,688
                                                           -----------  -----------  ---------  -----------
Income (loss) before minority interest                           (389)       8,270        134        6,646
Minority interest                                                  41           50        105          112
                                                           -----------  -----------  ---------  -----------
NET INCOME (LOSS)                                          $     (348)  $    8,320   $    239   $    6,758
                                                           ===========  ===========  =========  ===========

Basic and diluted earnings (loss) per common share:

  Basic                                                    $    (0.53)  $    12.77   $   0.37   $    10.34
                                                           ===========  ===========  =========  ===========
  Diluted (see Note 4)                                     $    (0.53)  $    12.49   $   0.36   $    10.12
                                                           ===========  ===========  =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY  CORPORATION  OF  AMERICA
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED  -  AMOUNTS  IN  THOUSANDS)
-------------------------------------------------------------------------------


                                                            SIX MONTHS ENDED
                                                              DECEMBER 31
                                                         ----------------------
                                                           2003        2002
                                                         ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $    239   $    6,758
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
  Depletion, depreciation and amortization                  8,967        8,217
  (Gain) loss on sale of assets                              (108)         244
  Gain on purchase of senior bonds                           (546)     (22,693)
  Exploration and impairment                                2,578        4,714
  Other, net                                                  548        2,091

  Changes in assets and liabilities:
  Accounts receivable                                       3,810       (1,197)
  Income taxes                                                172        5,482
  Prepaid and other assets                                   (949)      (1,800)
  Accounts payable                                         (6,275)      (4,093)
  Funds held for future distribution                       (3,610)       1,462
  Other                                                       647        2,581
                                                         ---------  -----------
  Net cash provided by operating activities                 5,473        1,766

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment           (7,745)     (11,677)
  Proceeds from sale of assets                                620        3,084
  Notes receivable and other                                   (6)        (284)
                                                         ---------  -----------
  Net cash used by investing activities                    (7,131)      (8,877)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                             21,026       42,923
  Principal payments on long-term debt                    (19,598)     (44,308)
  Purchase of treasury stock                                 (531)        (825)
  Proceeds from issuance of stock                             257            -
  Dividends paid                                             (595)        (525)
                                                         ---------  -----------
  Net cash provided (used) by financing activities            559       (2,735)
                                                         ---------  -----------
  Net decrease in cash and cash equivalents                (1,099)      (9,846)
  Cash and cash equivalents, beginning of period            4,831       17,775
                                                         ---------  -----------
  Cash and cash equivalents, end of period               $  3,732   $    7,929
                                                         =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        DECEMBER 31              DECEMBER 31
                                                  ------------------------  ----------------------
                                                     2003         2002        2003        2002
                                                  ----------  ------------  ---------  -----------
Net income (loss)                                 $    (348)  $     8,320   $    239   $    6,758
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment:
   Current period change                                750           500        893          177
  Marketable securities:
   Current period change                                  -             1          -           (5)
   Reclassification to earnings                           -            (9)         -          (25)
  Oil and gas derivatives:
   Current period change in fair value               (1,054)         (386)      (324)        (813)
   Reclassification to earnings                         144            95        171          169
                                                  ----------  ------------  ---------  -----------
Other comprehensive income (loss), net of tax          (160)          201        740         (497)
                                                  ----------  ------------  ---------  -----------
Comprehensive income (loss)                       $    (508)  $     8,521   $    979   $    6,261
                                                  ==========  ============  =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENERGY CORPORATION OF AMERICA
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


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

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.   Note  Repurchases

     The Company purchased $2.04 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the six months ended December 31, 2003 in privately negotiated transactions.

4.   Earnings  per  Share

     A reconciliation of the components of basic and diluted net income (loss) per common share is as follows for the net income (loss) available to common stockholders:

                                            NET INCOME (LOSS)
                                              (IN THOUSANDS)    SHARES    PER SHARE
                                            ------------------  -------  -----------
     Three months ended December 31, 2003
           Basic                            $            (348)  651,102  $    (0.53)
           Diluted (a)                      $            (348)  651,102  $    (0.53)
     Six months ended December 31, 2003
           Basic                            $             239   648,475  $     0.37
           Diluted                          $             239   662,741  $     0.36
     Three months ended December 31, 2002
           Basic                            $           8,320   651,787  $    12.77
           Diluted                          $           8,320   666,053  $    12.49
     Six months ended December 31, 2002
           Basic                            $           6,758   653,718  $    10.34
           Diluted                          $           6,758   667,984  $    10.12

     (a) The effect of outstanding stock options, on a total of 14,266 shares, was not included in the computation of diluted earnings per share for the three months ended December 31, 2003 because to do so would have been antidilutive.

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

                                                          Six Months Ended
                                                     December 31,   December 31,
                                                         2003           2002
                                                     -------------  -------------
     Net income                                      $         239  $       6,758

     Add:
       Interest expense                                      7,588          8,810
       Depletion, depreciation, amortization-o&g             6,917          6,090
       Depletion, depreciation, amortization-other           2,049          2,128
       Impairment & exploratory costs                        2,621          4,848
       Income tax expense                                      158          3,688

                                                     -------------  -------------
     EBITDAX                                         $      19,572  $      32,322
                                                     =============  =============

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):

                                                   Exploration &    Gas Aggregation
                                                    Production        & Pipeline       Other     Consolidated
                                                  ---------------  -----------------  --------  --------------
     For the six months ended December 31, 2003
     ------------------------------------------
       Revenue from unaffiliated customers        $       31,188   $         30,076   $    49   $      61,313
       Depreciation, depletion, amortization               7,577                319     1,070           8,966
       Exploration and impairment costs                    2,605                 16         -           2,621
       Income (loss) from operations                       6,673                789      (765)          6,697
       Interest expense, net                              11,325             (3,597)     (276)          7,452
       EBITDAX                                            19,395              1,055      (878)         19,572
       Total assets                                      179,105             89,842    18,627         287,574
       Capital expenditures                                7,598                 10       137           7,745

     ---------------------------------------------------------------------------------------------------------

     For the six months ended December 31, 2002
     ------------------------------------------
       Revenue from unaffiliated customers        $       22,811   $         26,124   $    36   $      48,971
       Depreciation, depletion, amortization               6,692                406     1,120           8,218
       Exploration and impairment costs                    4,848                  -         -           4,848
       Income (loss) from operations                      (1,373)               950      (953)         (1,376)
       Interest expense, net                              10,670             (3,033)      836           8,473
       EBITDAX                                            11,107              1,284    19,931          32,322
       Total assets                                      182,720             79,547    26,209         288,476
       Capital expenditures                               11,095                174       408          11,677
     ---------------------------------------------------------------------------------------------------------

     Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $6.9 million and $4.1 million as of December 31, 2003 and 2002.

6.   Derivative  Instruments

     The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At December 31, 2003, the Company had recorded a $1.5 million other comprehensive loss, $1.0 million short-term deferred tax asset, $0.1 short-term derivative asset, $0.9 million short-term derivative liability, $1.7 million long-term derivative liability, and $0.04 million in recognized expense due to ineffectiveness. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.1 million. The Company has partially hedged its exposure to the variability in future cash flows through June 2005.

7.   Contingencies

     The Company has been in litigation with certain holders of its $200 million 9 1/2% Senior Subordinate Notes due 2007 (the "Noteholders"). The dispute involved the calculation of Net Proceeds of an Asset Sale as defined in the Indenture. See Note 8 below.

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

8.   Subsequent  Events

     The Company has been negotiating with the Noteholders to resolve the dispute described in Note 7. The Company and the Noteholders have reached an agreement in principle as to the material economic terms of a settlement of the dispute, although the terms have yet to be memorialized in definitive documentation. In settlement of the dispute the Company has agreed to repurchase $38 million in Notes at par. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company will make an initial Asset Sale Offer of $4 million shortly after the definitive settlement documentation is finalized. The Company will consummate another Asset Sale Offer of $17 million one hundred eighty (180) days thereafter and a third Asset Sale Offer three hundred sixty (360) days after finalizing the definitive settlement documentation. Upon consummation of the initial Asset Sale Offer of $4 million, the Noteholders shall withdraw and waive the Notice of Default issued to the Company on December 27, 2001. The Noteholders and the Company shall also submit to the District Court for the Southern District of West Virginia an agreed Dismissal Order dismissing with prejudice the litigation. If the Company fails to consummate any of the Asset Sale Offers, the amount of Notes to be repurchased shall be $43 million and such failure shall constitute an Event of Default, giving the Noteholders the immediate right to accelerate all outstanding principal and interest due under the Indenture. Also, in such event, the December 27, 2001 Notice of Default previously issued by the Noteholders will be reinstated. The agreement in principle was disclosed to the United States District Court for the Southern District of West Virginia in a hearing held on Friday, February 13, 2004. In recognition of the agreement in principle, the Company has classified $21 million if Notes as current liabilities as of December 31, 2003, representing the Note repurchases that must occur in calendar year 2004.

     On January 23, 2004, prior to reaching the agreement in principle with the Noteholders, the Company received a Notice of Default from Wells Fargo Foothill, Inc. ("Foothill"). Wells Fargo Foothill, Inc. was formerly known as Foothill Capital Corporation. Also, on January 23, 2004, the Company and Foothill entered into a Forbearance Agreement whereby Foothill agreed to continue to fund advances under the secured $50 million revolver until March 15, 2004, unless earlier terminated as provided therein, subject to certain terms and conditions set forth therein.

     Company management believed that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings, and new or additional lines of credit, to the extent permitted, and the cash proceeds resulting from the sale of certain assets, will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since the future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by Kenneth W. Brill. The agreement outlines the repurchase of 49,110 shares of stock at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions, in the Company's credit agreements.

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------
AND  2002
---------

     The Company recorded a net loss of $0.4 million for the quarter ended December 31, 2003 compared to net income of $8.3 million for the quarter ended
December 31, 2002. The decrease in net income of $8.7 million is primarily attributable to the net of a $3.9 million increase in revenues, $0.8 million decrease in costs and expenses, $0.3 million decrease in interest expense, $18.5 million decrease in interest income and other, $0.1 million increase in gain on sale of assets, and a $4.7 million decrease in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended December 31 and their related variances are as follows:

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31           VARIANCE
                                                      ----------------------  -----------------
                                                         2003        2002     AMOUNT   PERCENT
                                                      ----------  ----------  -------  --------
Natural Gas
    Production (Mmcf)                                     2,781       2,455      326      13.3%
    Average sales price received ($/Mcf)                   4.77        4.21     0.56      13.3%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                13,266      10,327    2,939      28.5%
Oil
    Production (Mbbl)                                        30          23        7      30.4%
    Average sales price received ($/Bbl)                  27.80       23.83     3.97      16.7%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                   834         548      286      52.2%
Hedging                                                     308        (132)     440     333.3%
Other                                                       (29)         98     (127)   -129.6%
                                                      ----------  ----------  -------  --------
Total oil and gas sales ($in thousands)                  14,379      10,841    3,538      32.6%
                                                      ==========  ==========  =======  ========
Aggregation Revenue
    Volume (Million Mmbtu)                                2,147       2,482     (335)    -13.5%
    Average sales price received ($/Mmbtu)                 5.17        4.45     0.72      16.2%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                11,090      11,044       46       0.4%
Pipeline Revenue
    Volume (Million Mmbtu)                                1,404       1,459      (55)     -3.8%
    Average sales price received ($/Mmbtu)                 2.48        2.17     0.31      14.3%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                 3,477       3,159      318      10.1%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline sales ($in thousands)     14,567      14,203      364       2.6%
                                                      ==========  ==========  =======  ========
Aggregation Gas Cost
    Volume (Million Mmbtu)                                2,147       2,482     (335)    -13.5%
    Average price paid ($/Mmbtu)                           5.10        4.20     0.90      21.4%
                                                      ----------  ----------  -------  --------
    Cost ($in thousands)                                 10,956      10,429      527       5.1%
Pipeline Gas Cost
    Volume (Million Mmbtu)                                1,166       1,182      (16)     -1.4%
    Average price paid ($/Mmbtu)                           2.40        2.15     0.25      11.6%
                                                      ----------  ----------  -------  --------
    Cost ($in thousands)                                  2,794       2,538      256      10.1%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline cost ($in thousands)      13,750      12,967      783       6.0%
                                                      ==========  ==========  =======  ========


     REVENUES.  Total  revenues  increased  $3.9  million  or  14.7% between the
     --------
periods. The increase was due to a $3.5 million increase in oil and gas sales and a $0.4 million increase in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $3.5 million from $10.8 million for the quarter ended December 31, 2002 to $14.3 million for the quarter ended December 31, 2003. Natural gas sales increased $2.9 million and oil sales increased $0.3 million. The net increase in gas production revenue is attributable to the increase in gas prices and an increase in gas production. The price increase is a result of the rise in the related natural gas indexes and the increase in production is primarily due to wells drilled in the Gulf Coast region. Sales were increased by recognized gains on related hedging transactions and other revenue, which totaled a gain of $0.3 million for the quarter ended December 31, 2003 compared to a loss of $0.03 million for the quarter ended December 31, 2002.

     Revenues from gas aggregation and pipeline sales increased $0.4 million from $14.2 million during the period ended December 31, 2002 to $14.6 million in the period ended December 31, 2003. Gas aggregation revenue increased $0.05 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Offsetting this increase in average sales price was a decrease in gas volumes aggregated for sale. Pipeline revenue, which has a sales and gathering component, increased $0.3 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $0.8
     --------------------
million between the periods primarily as a net result of a $0.8 million increase in gas aggregation and pipeline costs, $0.3 million increase in depreciation, depletion, and amortization costs, $2.7 million decrease in exploration and impairment costs, $0.3 million increase in taxes other than income, and a $0.5 million increase in field and lease operating expense.

     Gas aggregation and pipeline costs increased $0.8 million. Gas aggregation costs increased $0.5 million and pipeline costs increased $0.3 million. The increase in costs is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes offset by a decrease in volume for this period compared to the prior period.

     Depletion, depreciation, and amortization expenses increased $0.3 million primarily due to an increase in production for this period compared to the prior period.

     Exploration and impairment costs decreased $2.7 million primarily due to a decrease in dry hole expense related to exploratory wells drilled in the current period as compared to the related exploratory dry hole expenses in the prior period.

     Taxes other than income increased $0.3 million due to the increase in oil and gas sales for the current year as compared to the same period in the prior year. Wellhead oil and gas sales revenue, on which production taxes are based, was higher for the current year.

     Field and lease operating expenses increased $0.5 million primarily as a result of increased expenses for compressor and road repairs, costs related to properties acquired in the East, and an increase in the number of producing wells in the Gulf Coast region.

     INTEREST  EXPENSE.  Interest  expense decreased $0.3 million when comparing
     ------------------
the periods primarily due to the purchase of $4.7 million face value of the Company's senior notes since December 31, 2002 and a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Interest  income  and other income decreased
     ----------------------------
$18.5 million when comparing the periods. This decrease between the periods is mainly attributable to a decrease in recognized gains on the purchase of senior bonds.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------
AND  2002
---------

     The Company recorded net income of $0.2 million for the six months ended December 31, 2003 compared to net income of $6.7 million for the six months ended December 31, 2002. The decrease in net income of $6.5 million is primarily attributable to the net of a $12.3 million increase in revenues, $4.3 million increase in costs and expenses, $1.2 million decrease in interest expense, $19.7 million decrease in interest income and other, $0.4 million increase in gain on sale of assets, and a $3.5 million decrease in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the six months ended December 31 and their related variances are as follows:

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31           VARIANCE
                                                      ----------------------  -----------------
                                                         2003        2002     AMOUNT   PERCENT
                                                      ----------  ----------  -------  --------
Natural Gas
    Production (Mmcf)                                     5,549       4,986      563      11.3%
    Average sales price received ($/Mcf)                   4.89        3.76     1.13      30.1%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                27,139      18,763    8,376      44.6%
Oil
    Production (Mbbl)                                        63          53       10      18.9%
    Average sales price received ($/Bbl)                  27.79       23.43     4.36      18.6%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                 1,751       1,242      509      41.0%
Hedging                                                    (437)       (194)    (243)   -125.3%
Other                                                        67         194     (127)    -65.5%
                                                      ----------  ----------  -------  --------
Total oil and gas sales ($in thousands)                  28,520      20,005    8,515      42.6%
                                                      ==========  ==========  =======  ========
Aggregation Revenue
    Volume (Million Mmbtu)                                4,494       4,914     (420)     -8.5%
    Average sales price received ($/Mmbtu)                 5.07        4.08     0.99      24.3%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                22,769      20,045    2,724      13.6%
Pipeline Revenue
    Volume (Million Mmbtu)                                2,815       2,938     (123)     -4.2%
    Average sales price received ($/Mmbtu)                 2.60        2.07     0.53      25.6%
                                                      ----------  ----------  -------  --------
    Sales ($in thousands)                                 7,307       6,079    1,228      20.2%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline sales ($in thousands)     30,076      26,124    3,952      15.1%
                                                      ==========  ==========  =======  ========
Aggregation Gas Cost
    Volume (Million Mmbtu)                                4,494       4,914     (420)     -8.5%
    Average price paid ($/Mmbtu)                           4.93        3.84     1.09      28.4%
                                                      ----------  ----------  -------  --------
    Cost ($in thousands)                                 22,174      18,846    3,328      17.7%
Pipeline Gas Cost
    Volume (Million Mmbtu)                                2,281       2,366      (85)     -3.6%
    Average price paid ($/Mmbtu)                           2.55        2.06     0.49      23.8%
                                                      ----------  ----------  -------  --------
    Cost ($in thousands)                                  5,822       4,877      945      19.4%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline cost ($in thousands)      27,996      23,723    4,273      18.0%
                                                      ==========  ==========  =======  ========

     REVENUES.  Total  revenues  increased  $12.3  million  or 25.2% between the
     --------
periods. The increase was due primarily to an $8.5 million increase in oil and gas sales and a $4.0 million increase in gas aggregation and pipeline sales, offset by a $0.2 decline in well operations and service revenues.

     Revenues from oil and gas sales increased a net of $8.5 million from $20.0 million for the six months ended December 31, 2002 to $28.5 million for the six months ended December 31, 2003. Natural gas sales increased $8.4 million and oil sales increased $0.5 million. The net increase in gas production revenue is attributable to the increase in gas prices and an increase in gas production. The price increase is a result of the rise in the related natural gas indexes and the increase in production is primarily due to wells drilled in the Gulf Coast region. Sales were decreased by recognized losses on related hedging transactions and other revenue, which totaled a loss of $0.4 million for the six months ended December 31, 2003 compared to no material gain or loss for the six months ended December 31, 2002.

     Revenues from gas aggregation and pipeline sales increased $4.0 million from $26.1 million for the six months ended December 31, 2002 to $30.1 million for the six months ended December 31, 2003. Gas aggregation revenue increased $2.7 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Offsetting this increase in average sales price was a decrease in gas volumes aggregated for sale. Pipeline revenue, which has a sales and gathering component, increased $1.2 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  increased $4.3
     --------------------
million between the periods primarily as a net result of a $4.3 million increase in gas aggregation and pipeline costs, $0.7 million increase in depreciation, depletion, and amortization costs, $2.2 million decrease in exploration and impairment costs, $0.6 million increase in taxes other than income, and a $0.7 million increase in field and lease operating expense.

     Gas aggregation and pipeline costs increased $4.3 million. Gas aggregation costs increased $3.3 million and pipeline costs increased $1.0 million. The increase in costs is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes offset by a decrease in volume for this period compared to the prior period.

     Depletion, depreciation, and amortization expenses increased $0.7 million primarily due to an increase in production.

     Exploration and impairment costs decreased $2.2 million primarily due to a decrease in dry hole expense related to exploratory wells drilled in the current period as compared to the related exploratory dry hole expenses in the prior period.

     Taxes other than income increased $0.6 million due to the increase in oil and gas sales for the current year as compared to the same period in the prior year. Wellhead oil and gas sales revenue, on which production taxes are based, was higher for the current year.

     Field and lease operating expenses increased $0.7 million primarily as a result of increased expenses for compressor and road repairs, costs related to properties acquired in the East, and an increase in the number of producing wells in the Gulf Coast region.

     INTEREST  EXPENSE.  Interest  expense decreased $1.2 million when comparing
     ------------------
the periods primarily due to the purchase of $4.7 million face value of the Company's senior notes since December 31, 2002 and a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $19.7 million when
     ----------------------------
comparing the periods. This decrease between the periods is mainly attributable to a decrease in recognized gains on the purchase of senior bonds.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition has declined since September 30, 2003. Stockholders' equity has decreased from $45.1 million at September 30, 2003 to $44.4 million at December 31, 2003, the Company's working capital of a negative $12.9 million at September 30, 2003 decreased to a negative $26.4 million at December 31, 2003. The Company's cash increased from $2.6 million at September 30, 2003 to $3.7 million at December 31, 2003. The Company's cash at February
12, 2004 was $0.9 million. The change in cash during the quarter of approximately $1.1 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of approximately $2.6 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); the investment of approximately $3.7 million in property, plant and equipment; payments of approximately $0.5 million for the acquisition of treasury stock and dividends; receipt of approximately $0.3 million of cash in connection with the Company's restricted Class A stock purchase plan for employees; receipt of approximately $0.6 million of cash proceeds from the sale of assets; and approximately $1.8 million of cash provided by operations during the quarter.

     At December 31, 2003, the Company's principal source of liquidity consisted of $3.7 million of cash, $0.9 million available under an unsecured credit facility currently in place, plus amounts available under the $50 million Foothill Capital Corporation Agreement. Foothill Capital Corporation is now known as Wells Fargo Foothill, Inc. ("Foothill"). At December 31, 2003, $1.1 million was outstanding or committed under the short-term credit facility and $42.2 million was outstanding under the Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill. Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable (see discussion of an event of default notice below). As of February 12, 2003, there are $37.0 million in outstanding borrowings under the Agreement. Under the Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1 and the Company is not in default under the Indenture. Currently, the Company's fixed charge coverage ratio is estimated to be greater than 2.5 to 1. Under the terms of the Company's agreement in principle with the Noteholders described below, until the Company satisfies its obligations under the agreement in principle with the Noteholders, any additional borrowings beyond that available under the Company's existing credit facilities must be applied to repurchase the Notes.

     As previously reported, the Company has been in litigation with certain Holders (the "Noteholders") of its Notes. The dispute involved the calculation of "Net Proceeds" of an "Asset Sale" as defined in the Indenture.

     The Company has been negotiating with the Noteholders to resolve the dispute. The Company and the Noteholders have reached an agreement in principle as to the material economic terms of a settlement of the dispute, although the terms have yet to be memorialized in definitive documentation. In settlement of the dispute the Company has agreed to repurchase $38 million in Notes. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company will make an initial Asset Sale Offer of $4 million shortly after the definitive settlement documentation is finalized. The Company will consummate another Asset Sale Offer of $17 million one hundred eighty (180) days thereafter and a third Asset Sale Offer three hundred sixty (360) days after finalizing the definitive settlement documentation. Upon consummation of the initial Asset Sale Offer of $4 million, the Noteholders shall withdraw and waive the Notice of Default issued to the Company on December 27, 2001. The Noteholders and the Company shall also submit to the District Court for the Southern District of West Virginia an agreed Dismissal Order dismissing with prejudice the litigation. If the Company fails to consummate any of the Asset Sale Offers, the amount of Notes to be repurchased shall be $43 million and such failure shall constitute an Event of Default, giving the Noteholders the immediate right to accelerate all outstanding principal and interest due under the Indenture. Also, in such event, the December 27, 2001 Notice of Default previously issued by the Noteholders will be reinstated. The agreement in principle was disclosed to the United States District Court for the Southern District of West Virginia in a hearing held on Friday, February 13, 2004.

     On January 23, 2004, prior to reaching the agreement in principle with the Noteholders, the Company received a Notice of Default from Foothill. Also, on January 23, 2004, the Company and Foothill entered into a Forbearance Agreement whereby Foothill agreed to continue to fund advances under the secured $50 million revolver until March 15, 2004, unless earlier terminated as provided therein, subject to certain terms and conditions set forth therein.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2003 was $37.2 million. EBITDAX for fiscal years 2002 and 2001 was $19.7 million and $33.7 million, respectively. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2004 will approximate $40 million. The Company's ability to achieve EBITDAX of $40 million from oil and gas operations for fiscal year 2004 is highly dependant on product price and continued drilling success and the sale of certain non-strategic assets. There can be no assurance given that the Company will be able to achieve these goals. Although cash provided from oil and gas operations may not be sufficient to fully fund the Company's fiscal year 2004 projected interest charges of over $15 million, capital expenditures program of $17 million, and other uses, management believes that cash generated from continuing oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings, and new or additional lines of credit, to the extent permitted, and the cash proceeds resulting from the sale of certain assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the remainder of fiscal year 2004.

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

     The Company believes that the resolution to the dispute with the Noteholders, together with its existing capital resources and its expected fiscal year 2004 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions and fixed price physical delivery contracts on its estimated production covering approximately 65% to 75% for the fiscal year ending June 30, 2004 and 40% to 50% for the fiscal year ending June 30, 2005. As of December 31, 2003, the Company's open gas derivative instruments and fixed price delivery contracts were as follows:

                                             Total      Average
                                   Market   Volumes    Contract      Unrealized
            Time period            Index    (MMBtu)      Price     (Gains) Losses
---------------------------------  ------  ----------  ---------  ----------------
Derivatives

  Natural Gas Swaps

    January 2004                   NYMEX      150,000  $    5.52  $        87,429

    January 2004 - June 2004       NYMEX      546,000       4.05          854,825

    February 2004                  NYMEX      150,000       6.07           18,454

    February 2004 - March 2004     NYMEX       60,000       6.23           (8,017)

    March 2004                     NYMEX      100,000       5.76           23,515

    July 2004 - March 2005         NYMEX    1,080,000       5.57         (255,283)

    July 2004 - June 2005          NYMEX    3,240,000       4.54        1,878,868
                                           ----------             ----------------

    Unrealized Losses                       5,326,000             $     2,599,791
                                           ----------             ================

Physical Contracts

  Fixed Price Delivery Contracts

    January 2004 - June 2004                2,653,500  $    4.52

    July 2004 - October 2004                  338,250       4.85
                                           ----------

Total Hedged Production                     8,317,750
                                           ==========

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at December 2003 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.2 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates, and there is ongoing interest rate risk for variable rate borrowings. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the December
31, 2003 level, a 10% change in rates would have a $0.2 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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


PART II.  OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

     As previously disclosed, the Company has been in litigation with certain holders of its $200 million 9 1/2% Senior Subordinate Notes due 2007 (the "Noteholders"). The dispute involved the calculation of Net Proceeds of an Asset Sale as defined in the Indenture.

     The Company has been negotiating with the Noteholders to resolve the dispute. The Company and the Noteholders have reached an agreement in principle as to the material economic terms of a settlement of the dispute, although the terms have yet to be memorialized in definitive documentation. In settlement of the dispute the Company has agreed to repurchase $38 million in Notes. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company will make an initial Asset Sale Offer of $4 million shortly after the definitive settlement documentation is finalized. The Company will consummate another Asset Sale Offer of $17 million one hundred eighty (180) days thereafter and a third Asset Sale Offer three hundred sixty (360) days after finalizing the definitive settlement documentation. Upon consummation of the initial Asset Sale Offer of $4 million, the Noteholders shall withdraw and waive the Notice of Default issued to the Company on December 27, 2001. The Noteholders and the Company shall also submit to the District Court for the Southern District of West Virginia an agreed Dismissal Order dismissing with prejudice the litigation. If the Company fails to consummate any of the Asset Sale Offers, the amount of Notes to be repurchased shall be $43 million and such failure shall constitute an Event of Default, giving the Noteholders the immediate right to accelerate all outstanding principal and interest due under the Indenture. Also, in such event, the December 27, 2001 Notice of Default previously issued by the Noteholders will be reinstated. The agreement in principle was disclosed to the United States District Court for the Southern District of West Virginia in a hearing held on Friday, February 13, 2004.

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

     b)   Reports  on  Form  8-K:

          The Company filed a report on Form 8-K, Item 5, dated December 23, 2003, furnishing the United States Court of Appeals for the Fourth Circuit unpublished opinion in the appeal styled Energy Corporation of America v. MacKay Shields LLC, et al on December 15, 2003.

          The Company filed a report on Form 8-K, Item 5, dated January 27, 2004, reporting that on January 23, 2004, the Company received a Notice of Default from Wells Fargo Foothill, Inc. and that the Company and Wells Fargo Foothill, Inc., entered into a Forbearance Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 17th day of February 2004.



                         ENERGY  CORPORATION  OF  AMERICA



                         By:    /s/ John Mork
                            ---------------------------------------
                         John Mork
                         Chief Executive Officer and Director



                         By:    /s/ Michael S. Fletcher
                            ---------------------------------------
                         Michael S. Fletcher
                         Chief Financial Officer