Form 10-Q
period 2004-03-31
ENERGY CORP OF AMERICA
filed 2004-05-07
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes ___ No _X_

   The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at May 4, 2004 was 604,126 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                                   PAGES
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets
          March 31, 2004 and June 30, 2003. . . . . . . . . . . . . . . . . . . .      3

        Unaudited Consolidated Statements of Operations
          For the three and nine months ended March 31, 2004 and 2003 . . . . . .      5

        Unaudited Consolidated Statements of Cash Flows
          For the nine months ended March 31, 2004 and 2003 . . . . . . . . . . .      6

        Unaudited Consolidated Statements of Comprehensive Income
          For the three and nine months ended March 31, 2004 and 2003 . . . . . .      7

        Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .      8

        Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . .     12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .     22

        Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .     24


PART II  OTHER INFORMATION

        Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     24

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     25

        Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     25

        Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .     25

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .     25

        Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     25

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGY CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in Thousands)
------------------------------------------------------------------------------


                                                        March 31,    June 30,
                                                          2004         2003
                                                       -----------  ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $    2,612   $   4,831
  Accounts receivable:
  Oil and gas sales                                         6,067      10,380
  Gas aggregation and pipeline                              9,072       9,458
  Other                                                     3,797       4,616
                                                       -----------  ----------
    Accounts receivable                                    18,936      24,454
  Less allowance for doubtful accounts                     (1,170)     (1,616)
                                                       -----------  ----------
    Accounts receivable net of allowance                   17,766      22,838

  Deferred income tax asset                                 1,671         828
  Notes receivable, related party                           1,569       1,609
  Prepaid and other current assets                          1,735       1,410
                                                       -----------  ----------
    Total current assets                                   25,353      31,516

Property, plant and equipment, net of accumulated
  depreciation and depletion of $140,519 and $125,171     249,032     253,270

OTHER ASSETS
  Deferred financing costs, net of accumulated
    amortization of $6,524 and $4,728                       2,270       3,098
  Notes receivable, related party                             129         146
  Other                                                     6,053       7,804
                                                       -----------  ----------
    Total other assets                                      8,452      11,048
                                                       -----------  ----------

TOTAL                                                  $  282,837   $ 295,834
                                                       ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in Thousands Except Share Data)
------------------------------------------------------------------------------------
                                                              March 31,    June 30,
                                                                2004         2003
                                                             -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $    9,455   $  13,734
    Current portion of long-term debt                            34,142         133
    Funds held for future distribution                           15,172      17,217
    Income taxes payable                                            525       1,484
    Accrued taxes other than income                               8,940       9,643
    Derivatives                                                   3,328         810
    Other current liabilities                                     1,498       1,421
                                                             -----------  ----------
       Total current liabilities                                 73,060      44,442
LONG-TERM OBLIGATIONS:
    Long-term debt                                              131,472     173,197
    Gas delivery obligation and deferred revenue                  2,621       2,917
    Deferred income tax liability                                17,675      20,376
    Derivatives                                                     795       1,319
    Other                                                         7,577       8,311
                                                             -----------  ----------
       Total liabilities                                        233,200     250,562
COMMITMENTS AND CONTINGENCIES:
Minority Interest                                                 1,552       1,594
STOCKHOLDERS' EQUITY:
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued                            730         730
    Class A stock, no par value; 100,000 shares authorized;
       68,438 shares issued                                       8,056       5,092
    Additional paid in capital                                    5,503       5,503
    Retained earnings                                            49,389      45,150
    Treasury stock and notes receivable arising from the
       issuance of common stock                                 (12,431)    (11,824)
    Unearned compensation on restricted stock                    (2,015)          -
    Accumulated other comprehensive loss                         (1,147)       (973)
                                                             -----------  ----------
       Total stockholders' equity                                48,085      43,678
                                                             -----------  ----------
TOTAL                                                        $  282,837   $ 295,834
                                                             ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Amounts in Thousands, Except per Share Data)
------------------------------------------------------------------------------------------------------
                                                        Three Months Ended         Nine Months Ended
                                                             March 31,                  March 31,
                                                    ------------------------  ------------------------
                                                       2004         2003         2004         2003
                                                    -----------  -----------  -----------  -----------
REVENUES:
  Oil and gas sales                                 $   14,735   $   13,511   $   43,255   $   33,516
  Gas aggregation and pipeline sales                    16,126       19,259       46,202       45,384
  Well operations and service revenues                   1,243        1,268        3,912        4,073
  Other                                                    100            -          148           36
                                                    -----------  -----------  -----------  -----------
    Total revenues                                      32,204       34,038       93,517       83,009
                                                    -----------  -----------  -----------  -----------
COST AND EXPENSES:
  Field operating expenses                               2,817        2,436        8,527        7,398
  Gas aggregation and pipeline cost                     14,645       16,971       42,641       40,694
  General and administrative                             3,930        3,225       11,419       10,557
  Taxes, other than income                               1,132        1,074        2,966        2,338
  Depletion and depreciation, oil and gas related        3,269        2,911       10,186        9,001
  Depreciation of pipelines and equipment                1,055        1,078        3,104        3,206
  Exploration and impairment                             1,021        3,015        3,642        7,863
                                                    -----------  -----------  -----------  -----------
    Total costs and expenses                            27,869       30,710       82,485       81,057
                                                    -----------  -----------  -----------  -----------
  Income from operations                                 4,335        3,328       11,032        1,952
OTHER (INCOME) EXPENSE:
  Interest expense                                       3,766        3,793       11,354       12,603
  (Gain) loss on sale of assets                           (175)         (50)        (283)         195
  Interest income and other                                (24)      (5,713)      (1,099)     (26,478)
                                                    -----------  -----------  -----------  -----------
Income before income taxes and minority interest           768        5,298        1,060       15,632
Income tax expense (benefit)                            (3,850)       2,014       (3,692)       5,702
                                                    -----------  -----------  -----------  -----------
Income before minority interest                          4,618        3,284        4,752        9,930
Minority interest                                           13           64          118          175
                                                    -----------  -----------  -----------  -----------
NET INCOME                                          $    4,631   $    3,348   $    4,870   $   10,105
                                                    ===========  ===========  ===========  ===========
Basic and diluted earnings per common share:

  Basic                                             $     6.98   $     5.15   $     7.45   $    15.49
                                                    ===========  ===========  ===========  ===========
  Diluted (see Note 4)                              $     6.83   $     5.04   $     7.29   $    15.16
                                                    ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Amounts in Thousands)
-------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2004         2003
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $    4,870   $   10,105
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
  Depletion, depreciation and amortization                 13,290       12,207
  Gain or loss on sale of assets                             (283)         195
  Gain on purchase of senior bonds                           (513)     (23,609)
  Deferred income taxes                                    (4,161)           -
  Exploration and impairment                                3,590        7,705
  Other, net                                                  637        2,095

  Changes in assets and liabilities:
  Accounts receivable                                       5,072       (8,170)
  Income taxes                                                525        6,686
  Prepaid and other assets                                   (324)        (301)
  Accounts payable                                         (4,657)       1,081
  Funds held for future distribution                       (2,044)       6,517
  Other                                                       282          753
                                                       -----------  -----------
  Net cash provided by operating activities                16,284       15,264

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment          (11,051)     (25,183)
  Proceeds from sale of assets                                990        3,134
  Notes receivable and other                                   34        1,334
                                                       -----------  -----------
  Net cash used by investing activities                   (10,027)     (20,715)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                             36,380       52,818
  Principal payments on long-term debt                    (43,528)     (58,369)
  Purchase of treasury stock                                 (657)      (1,113)
  Proceeds from issuance of stock                             257            -
  Dividends paid                                             (928)        (785)
                                                       -----------  -----------
  Net cash used by financing activities                    (8,476)      (7,449)
                                                       -----------  -----------
  Net decrease in cash and cash equivalents                (2,219)     (12,900)
  Cash and cash equivalents, beginning of period            4,831       17,775
                                                       -----------  -----------
  Cash and cash equivalents, end of period             $    2,612   $    4,875
                                                       ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Amounts in Thousands)
--------------------------------------------------------------------------------------------------

                                                     Three Months Ended        Nine Months Ended
                                                          March 31,                March 31
                                                 ------------------------  -----------------------
                                                    2004         2003         2004        2003
                                                 -----------  -----------  ----------  -----------
Net income (loss)                                $    4,631   $    3,348   $   4,870   $   10,105
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment:
    Current period change                                63          249         956          426
  Marketable securities:
    Current period change                                 -            -           -           (5)
    Reclassification to earnings                          -            -           -          (25)
  Oil and gas derivatives:
    Current period transactions                        (927)        (588)     (1,250)      (1,401)
    Reclassification to earnings                        (50)         405         121          574
                                                 -----------  -----------  ----------  -----------
Other comprehensive income (loss), net of tax          (914)          66        (173)        (431)
                                                 -----------  -----------  ----------  -----------
Comprehensive income                             $    3,717   $    3,414   $   4,697   $    9,674
                                                 ===========  ===========  ==========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.   Note  Repurchases

     The Company purchased $6.04 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the nine months ended March 31, 2004, $2.04 in privately negotiated transactions and $4.0 million pursuant to an Asset Sale Offer as defined in the Indenture for the Notes.

4.   Earnings  per  Share

     A reconciliation of the components of basic and diluted net income per common share is as follows for the net income available to common stockholders:


                                     Net Income
                                   (in Thousands)   Shares   Per Share
                                   --------------  --------  ----------
Three months ended March 31, 2004
  Basic                            $       4,631   663,875   $     6.98
  Diluted                          $       4,631   678,141   $     6.83
Nine months ended March 31, 2004
  Basic                            $       4,870   653,530   $     7.45
  Diluted                          $       4,870   667,796   $     7.29
Three months ended March 31, 2003
  Basic                            $       3,348   649,921   $     5.15
  Diluted                          $       3,348   664,187   $     5.04
Nine months ended March 31, 2003
  Basic                            $      10,105   652,471   $    15.49
  Diluted                          $      10,105   666,737   $    15.16

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

                                                 Nine Months Ended
                                                March 31,   March 31,
                                                  2004         2003
                                               -----------  ----------
Net income                                     $    4,870   $   10,105

Add:
  Interest expense                                 11,354       12,603
  Depletion, depreciation, amortization-o&g        10,186        9,001
  Depletion, depreciation, amortization-other       3,104        3,206
  Impairment & exploratory costs                    3,642        7,863
  Income tax expense (benefit)                     (3,692)       5,702

                                               -----------  ----------
EBITDAX                                        $   29,464   $   48,480
                                               ===========  ==========

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):

                                          Exploration &    Gas Aggregation
                                            Production       & Pipeline       Other    Consolidated
                                          --------------  -----------------  --------  -------------
For the nine months ended March 31, 2004
----------------------------------------
  Revenue from unaffiliated customers     $       47,167  $         46,202   $   148   $      93,517
  Depreciation, depletion, amortization           11,214               475     1,601          13,290
  Exploration and impairment costs                 3,626                16         -           3,642
  Income (loss) from operations                   10,362             1,645      (975)         11,032
   Interest expense, net                          16,676            (5,494)      (29)         11,153
  EBITDAX                                         27,047             2,027       390          29,464
  Total assets                                   174,437            94,970    13,430         282,837
  Capital expenditures                            10,919                38        94          11,051

----------------------------------------------------------------------------------------------------

For the nine months ended March 31, 2003
----------------------------------------
  Revenue from unaffiliated customers     $       37,589  $         45,384   $    36   $      83,009
  Depreciation, depletion, amortization            9,905               608     1,694          12,207
  Exploration and impairment costs                 7,863                 -         -           7,863
  Income (loss) from operations                      656             2,558    (1,262)          1,952
  Interest expense, net                           16,300            (4,681)      566          12,185
  EBITDAX                                         20,269             3,116    25,095          48,480
  Total assets                                   186,376            90,041    20,939         297,356
  Capital expenditures                            24,300               231       652          25,183

----------------------------------------------------------------------------------------------------


     Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes corporate-related items, including corporate debt and non-reportable segments. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $6.9 million and $5.3 million as of March 31, 2004 and 2003.

6.   Derivative Instruments

     The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At March 31, 2004, the Company had recorded a $2.5 million other comprehensive loss, $1.6 million short-term deferred tax asset, $0.02 million short-term derivative asset, $3.3 million short-term derivative liability, $0.8 million long-term derivative liability, and $0.02 million in recognized expense due to ineffectiveness. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $2.0 million. The Company has partially hedged its exposure to the variability in future cash flows through June 2005.

7.   Income Tax Expense

     An income tax benefit of approximately $4.2 million was recorded during the quarter ended March 31, 2004, due to the resolution of certain tax contingencies.

8.   Contingencies

     As previously reported, the Company has been in litigation with certain Holders of its $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (the "Noteholders") (the "Notes). The dispute involved the calculation of Net Proceeds of an Asset Sale as defined in the Indenture dated May 23, 1997 between the Company and The Bank of New York. The Company and the
     Noteholders have settled the dispute, as memorialized in the Settlement Agreement executed as of February 24, 2004, and attached to the Form 8-K filed by the Company on February 25, 2004 as Exhibit 99.11 (the "Settlement Agreement"). In settlement of the dispute the Company has agreed to repurchase $38 million in Notes. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company commenced an Asset Sale Offer of $4 million on February 26, 2004. The Company will consummate another Asset Sale Offer of $17 million no later than 180 days from execution of the Settlement Agreement and a third Asset Sale Offer no later than 360 days from the execution of the Settlement Agreement. The Company finalized the first Asset Sale Offer of $4 million on March 24, 2004. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by Kenneth W. Brill. The agreement outlines the repurchase of 49,110 shares of stock at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements.

     The Company is involved in various other legal actions and claims arising in the ordinary course of business. While the outcome of the lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
----------------------------------------------------------------------
                            AND FINANCIAL CONDITION
                            -----------------------

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.


COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------
AND  2003
---------

     The Company recorded net income of $4.6 million for the quarter ended March 31, 2004 compared to net income of $3.3 million for the quarter ended March 31, 2003. The increase in net income of $1.3 million is primarily attributable to the net of a $1.8 million decrease in revenues, $2.8 million decrease in costs and expenses, $5.7 million decrease in interest income and other, $0.1 million increase in gain on sale of assets, and a $5.9 million decrease in income tax expense.

Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended March 31 and their related variances are as follows:

                                                    Three Months Ended
                                                          March 31          Variance
                                                    ------------------  -----------------
                                                       2004     2003    Amount   Percent
                                                    ---------  -------  -------  --------
Natural Gas
  Production (Mmcf)                                    2,689    2,250      439      19.5%
  Average sales price received ($/Mcf)                  6.02     7.37    (1.35)    -18.3%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                               16,193   16,591     (398)     -2.4%
Oil
  Production (Mbbl)                                       23       25       (2)     -8.0%
  Average sales price received ($/Bbl)                 31.22    31.44    (0.22)     -0.7%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                                  718      786      (68)     -8.7%
Hedging                                               (2,201)  (3,956)   1,755      44.4%
Other                                                     25       90      (65)    -72.2%
                                                    ---------  -------  -------  --------
Total oil and gas sales ($in thousands)               14,735   13,511    1,224       9.1%
                                                    =========  =======  =======  ========
Aggregation Revenue
  Volume (Million Mmbtu)                               2,228    2,361     (133)     -5.6%
  Average sales price received ($/Mmbtu)                5.35     6.00    (0.66)    -10.9%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                               11,909   14,167   (2,258)    -15.9%
Pipeline Revenue
  Volume (Million Mmbtu)                               1,362    1,399      (37)     -2.6%
  Average sales price received ($/Mmbtu)                3.10     3.64    (0.54)    -14.9%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                                4,217    5,092     (875)    -17.2%
                                                    ---------  -------  -------  --------
Total aggregation and pipeline sales ($in thousands)  16,126   19,259   (3,133)    -16.3%
                                                    =========  =======  =======  ========
Aggregation Gas Cost
  Volume (Million Mmbtu)                               2,228    2,361     (133)     -5.6%
  Average price paid ($/Mmbtu)                          5.02     5.59    (0.57)    -10.3%
                                                    ---------  -------  -------  --------
  Cost ($in thousands)                                11,178   13,200   (2,022)    -15.3%
Pipeline Gas Cost
  Volume (Million Mmbtu)                               1,088    1,081        7       0.6%
  Average price paid ($/Mmbtu)                          3.19     3.49    (0.30)     -8.7%
                                                    ---------  -------  -------  --------
  Cost ($in thousands)                                 3,467    3,771     (304)     -8.1%
                                                    ---------  -------  -------  --------
Total aggregation and pipeline cost ($in thousands)   14,645   16,971   (2,326)    -13.7%
                                                    =========  =======  =======  ========

     REVENUES.  Total  revenues  decreased  $1.8  million  or  5.4%  between the
     --------
periods. The decrease was due to a $1.2 million increase in oil and gas sales and a $3.1 million decrease in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $1.2 million from $13.5 million for the quarter ended March 31, 2003 to $14.7 million for the quarter ended March 31, 2004. Sales increased for the quarter ended March 31, 2004 due to a reduction in recognized losses on hedging transactions and other revenue, which totaled a loss of $2.2 million for the quarter ended March 31, 2004 compared to a loss of $3.9 million for the quarter ended March 31, 2003. Natural gas sales decreased $0.4 million and oil sales decreased $0.1 million. The net decrease in gas production revenue is attributable to the decrease in gas prices and offset by an increase in gas production. The price decrease is a result of the decrease in related natural gas indexes and the increase in production is primarily due to wells drilled in the Gulf Coast region.

     Revenues from gas aggregation and pipeline sales decreased $3.1 million from $19.3 million during the period ended March 31, 2003 to $16.1 million in the period ended March 31, 2004. Gas aggregation revenue decreased $2.2 million primarily as a result of a decrease in the average sales price that corresponds to the decrease in the related natural gas price indexes for this period compared to the prior period. Also decreasing gas aggregation revenue was a decrease in gas volumes sold. Pipeline revenue, which has a sales and gathering component, decreased $0.9 million primarily as a result of a decrease in the average sales price that corresponds to the decrease in the related natural gas price indexes and a decline in production sold for this period compared to the prior period. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  decreased $2.8
     --------------------
million between the periods primarily as a net result of a $0.4 increase in field operating expenses, $2.3 million decrease in gas aggregation and pipeline costs, $0.7 increase in general and administrative expenses, $0.3 million increase in depreciation, depletion, and amortization costs, $2.0 million decrease in exploration and impairment costs, and a $0.1 million increase in taxes other than income.

     Gas aggregation and pipeline costs decreased $2.3 million. Gas aggregation costs decreased $2.0 million and pipeline costs increased $0.3 million. The decrease in costs is primarily attributable to the decrease in average price of gas that corresponds to the decrease in the related natural gas indexes and a decrease in volumes purchased for this period compared to the prior period.

     General and administrative expenses increased $0.7 million primarily as a result of an increase in payroll and costs associated with the Company's restricted stock plan and outside professional services.

     Depletion, depreciation, and amortization expenses increased $0.3 million primarily due to an increase in production for this period compared to the prior period.

     Exploration and impairment costs decreased $2.0 million primarily due to a decrease in dry hole expense related to exploratory wells drilled in the current period as compared to the related exploratory dry hole expenses in the prior period.

     Field and lease operating expenses increased $0.4 million primarily as a result of increased expenses for compressor and road repairs, and an increase in the number of producing wells in the Gulf Coast region.


     INTEREST INCOME AND OTHER.  Interest income and other income decreased $5.7
     -------------------------
million when comparing the periods. This decrease between the periods is mainly attributable to a decrease in recognized gains on the purchase of senior bonds.

     INCOME  TAX  EXPENSE.  Income  tax  expense  decreased  $5.9  million  when
     ---------------------
comparing the periods primarily due to the resolution of certain tax contingencies and the change in income before tax.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND
--------------------------------------------------------------------------------
2003
----

     The Company recorded net income of $4.9 million for the nine months ended March 31, 2004 compared to net income of $10.1 million for the nine months ended March 31, 2003. The decrease in net income of $5.2 million is primarily attributable to the net of a $10.5 million increase in revenues, $1.4 million increase in costs and expenses, $1.2 million decrease in interest expense, $25.4 million decrease in interest income and other, $0.5 million increase in gain on sale of assets, and a $9.4 million decrease in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the nine months ended March 31 and their related variances are as follows:

                                                    Nine Months Ended
                                                         March 31          Variance
                                                    ------------------  -----------------
                                                       2004     2003    Amount   Percent
                                                    ---------  -------  -------  --------
Natural Gas
  Production (Mmcf)                                    8,239    7,236    1,003      13.9%
  Average sales price received ($/Mcf)                  5.26     4.89     0.37       7.6%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                               43,332   35,354    7,978      22.6%
Oil
  Production (Mbbl)                                       86       77        9      11.7%
  Average sales price received ($/Bbl)                 28.70    26.32     2.37       9.0%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                                2,468    2,027      441      21.8%
Hedging                                               (2,755)  (4,149)   1,394      33.6%
Other                                                    210      284      (74)    -26.1%
                                                    ---------  -------  -------  --------
Total oil and gas sales ($in thousands)               43,255   33,516    9,739      29.1%
                                                    ---------  -------  -------  --------
Aggregation Revenue
  Volume (Million Mmbtu)                               6,722    7,275     (553)     -7.6%
  Average sales price received ($/Mmbtu)                5.16     4.70     0.46       9.7%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                               34,678   34,212      466       1.4%
Pipeline Revenue
  Volume (Million Mmbtu)                               4,176    4,337     (161)     -3.7%
  Average sales price received ($/Mmbtu)                2.76     2.58     0.18       7.1%
                                                    ---------  -------  -------  --------
  Sales ($in thousands)                               11,524   11,172      352       3.2%
                                                    ---------  -------  -------  --------
Total aggregation and pipeline sales ($in thousands)  46,202   45,384      818       1.8%
                                                    =========  =======  =======  ========
Aggregation Gas Cost
  Volume (Million Mmbtu)                               6,722    7,275     (553)     -7.6%
  Average price paid ($/Mmbtu)                          4.96     4.40     0.56      12.6%
                                                    ---------  -------  -------  --------
  Cost ($in thousands)                                33,353   32,046    1,307       4.1%
Pipeline Gas Cost
  Volume (Million Mmbtu)                               3,369    3,446      (77)     -2.2%
  Average price paid ($/Mmbtu)                          2.76     2.51     0.25       9.9%
                                                    ---------  -------  -------  --------
  Cost ($in thousands)                                 9,288    8,648      640       7.4%
                                                    ---------  -------  -------  --------
Total aggregation and pipeline cost ($in thousands)   42,641   40,694    1,947       4.8%
                                                    =========  =======  =======  ========

     REVENUES.  Total  revenues  increased  $10.5  million  or 12.7% between the
     --------
periods. The increase was due primarily to a $9.7 million increase in oil and gas sales and a $0.8 million increase in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $9.7 million from $33.5 million for the nine months ended March 31, 2003 to $43.2 million for the nine months ended March 31, 2004. Natural gas sales increased $8.0 million and oil sales increased $0.4 million. The net increase in gas production revenue is attributable to the increase in gas prices and an increase in gas production. The price increase is a result of the rise in the related natural gas indexes and the increase in production is primarily due to wells drilled in the Gulf Coast region. Also contributing to the increase in sales was a decrease in recognized losses on related hedging transactions and other revenue, which totaled a loss of $2.5 million for the nine months ended March 31, 2004 compared to a loss of $3.9 million for the nine months ended March 31, 2003.

     Revenues from gas aggregation and pipeline sales increased $0.8 million from $45.4 million for the nine months ended March 31, 2003 to $46.2 million for the nine months ended March 31, 2004. Gas aggregation revenue increased $0.5 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Offsetting this increase in average sales price was a decrease in gas volumes aggregated for sale. Pipeline revenue, which has a sales and gathering component, increased $0.3 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period offset by a decrease in volumes sold. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  increased $1.4
     --------------------
million between the periods primarily as a net result of a $1.9 million increase in gas aggregation and pipeline costs, $1.1 million increase in depreciation, depletion, and amortization costs, $4.2 million decrease in exploration and impairment costs, $0.6 million increase in taxes other than income, $0.9 million increase in general and administrative expense, and a $1.1 million increase in field and lease operating expense.

     Gas aggregation and pipeline costs increased $1.9 million. Gas aggregation costs increased $1.3 million and pipeline costs increased $0.6 million. The increase in cost is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes offset by a decrease in volume for this period compared to the prior period.

     Depletion, depreciation, and amortization expenses increased $1.1 million primarily due to an increase in production.

     Exploration and impairment costs decreased $4.2 million primarily due to a decrease in dry hole expense related to exploratory wells drilled in the current period as compared to the related exploratory dry hole expenses in the prior period.

     Taxes other than income increased $0.6 million due to the increase in oil and gas sales for the current year as compared to the same period in the prior year. Wellhead oil and gas sales revenue, on which production taxes are based, was higher for the current year.

     General and administrative expense increased $0.9 million primarily as a result of an increase in payroll and costs associated with the Company's restricted stock plan, and forgiveness of notes from employees which was partially offset by a reduction in office rent expense and equipment leasing costs.

     Field and lease operating expenses increased $1.1 million primarily as a result of increased expenses for compressor and road repairs, insurance, costs associated with properties acquired in the East, and an increase in the number of producing wells in the Gulf Coast region.

     INTEREST  EXPENSE.  Interest  expense decreased $1.2 million when comparing
     ------------------
the periods primarily due to the purchase of a portion of the Company's senior notes and a decrease in the average interest rate paid on outstanding debt.

     GAIN  ON  SALE  OF ASSETS.  Gain on sale of assets increased $0.5 primarily
     --------------------------
due to the sale of certain properties located in Wyoming during the current year.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $25.4 million when
     ----------------------------
comparing the periods. This decrease between the periods is mainly attributable to a decrease in recognized gains on the purchase of senior bonds.

     INCOME  TAX  EXPENSE.  Income  tax  expense  decreased  $9.4  million  when
     ---------------------
comparing the periods primarily due to the resolution of certain tax contingencies and the change in income before tax.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Stockholders' equity of the Company has increased from $44.4 million at December 31, 2003 to $48.1 million at March 31, 2004. The Company's working capital of a negative $26.4 million at December 31, 2003 increased to a negative $13.8 million at March 31, 2004, before inclusion of the classification of $34 million of the Company's Notes as a current liability as a result of the Settlement Agreement with Noteholders discussed below. The Company's cash decreased from $3.7 million at December 31, 2003 to $2.6 million at March 31, 2004. The Company's cash at May 4, 2004 was $0.8 million. The change in cash during the quarter of approximately $1.1 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the reduction of approximately $4.5 million under the Company's $50 million revolving Credit Agreement (the "Agreement"); payments of approximately $4.0 million for the purchase of a portion of the Company's outstanding Notes; the investment of approximately $3.3 million in property, plant and equipment; payments of approximately $0.5 million for the acquisition of treasury stock and dividends; receipt of approximately $0.4 million of cash proceeds from the sale of assets; and approximately $10.8 million of cash provided by operations during the quarter.

     At March 31, 2004, the Company's principal source of liquidity consisted of $2.6 million of cash, $0.9 million available under an unsecured credit facility currently in place, plus amounts available under the $50 million Foothill Capital Corporation Agreement. Foothill Capital Corporation is now known as Wells Fargo Foothill, Inc. ("Foothill"). At March 31, 2004, $1.1 million was outstanding or committed under the short-term credit facility and $37.7 million was outstanding under the Agreement.

     On July 10, 2002, the Company entered into the Agreement with Foothill. Depending on its level of borrowing under the Agreement, the applicable interest rates are based on Wells Fargo's prime rate plus 0.50% to 2.50%. The Agreement currently expires on July 10, 2005. The Agreement is secured by certain of the existing proved producing oil and gas assets of the Company. The Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. Upon the occurrence of an event of default, the lenders may terminate the Agreement and declare all obligations thereunder immediately due and payable (see discussion of an event of default notice below). As of May 4, 2004, there are $34.8 million in outstanding borrowings under the Agreement. Under the

Indenture for the Company's Notes, the Company is restricted from incurring additional debt in excess of the $50 million available under the Agreement unless the Company's fixed charge coverage ratio, as defined in the Indenture, is at least 2.5 to 1 and the Company is not in default under the Indenture. Currently, the Company's fixed charge coverage ratio is estimated to be greater than 2.5 to 1. Under the terms of the Company's Settlement Agreement with the Noteholders described below, until the Company satisfies its obligations under the Settlement Agreement with the Noteholders, any additional borrowings beyond that available under the Company's existing credit facilities must be applied to repurchase the Notes.

     As previously reported, the Company has been in litigation with certain Holders (the "Noteholders") of its Notes. The dispute involved the calculation of "Net Proceeds" of an "Asset Sale" as defined in the Indenture.

     A Settlement Agreement dated February 24, 2004, was negotiated with the Noteholders to resolve the dispute. In settlement of the dispute the Company has agreed to repurchase $38 million in Notes. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company made an initial Asset Sale Offer of $4 million, which was completed on March 25, 2004. The Company will consummate another Asset Sale Offer of $17 million within one hundred eighty (180) days of February 24, 2004, and a third Asset Sale Offer of $17 million within three hundred sixty (360) days of February 24, 2004. Upon consummation of the initial Asset Sale Offer of $4 million, the Noteholders withdrew and waived the Notice of Default issued to the Company on December 27, 2001. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice. If the Company fails to consummate any of the Asset Sale Offers, the amount of Notes to be repurchased shall be $43 million and such failure shall constitute an Event of Default, giving the Noteholders the immediate right to accelerate all outstanding principal and interest due under the Indenture. Also, in such event, the December 27, 2001 Notice of Default previously issued by the Noteholders will be reinstated.

     On January 23, 2004, prior to reaching the Settlement Agreement with the Noteholders, the Company received a Notice of Default from Foothill. Also, on January 23, 2004, the Company and Foothill entered into a Forbearance Agreement whereby Foothill agreed to continue to fund advances under the secured $50 million revolver until March 15, 2004, unless earlier terminated as provided therein, subject to certain terms and conditions set forth therein. The Forbearance Agreement was subsequently amended to provide for an extension of the Forbearance Period to April 15, 2004. On April 2, 2004, Foothill withdrew and waived the Notice of Default previously issued to the Company, subject to the continuing effectiveness of the Noteholders' Settlement Agreement discussed above.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by continuing operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2003 was $36.9 million. EBITDAX for fiscal years 2002 and 2001 was $19.7 million and $33.7 million, respectively. Management anticipates that EBITDAX for fiscal year 2004 will approximate $38 million. The Company's ability to achieve EBITDAX of $38 million for fiscal year 2004 is highly dependant on product price and continued drilling success. There can be no assurance given that the Company will be able to achieve these goals. Management believes that cash generated from oil and gas operations, together with the liquidity provided by existing cash balances, permitted borrowings, and new or additional lines of credit, to the extent permitted, and the cash proceeds resulting from the sale of certain assets, will be sufficient to satisfy commitments for capital expenditures, debt service obligations, working capital needs and other cash requirements for the remainder of fiscal year 2004.

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

     The Company believes that the resolution to the dispute with the Noteholders, together with its existing capital resources, permitted borrowings, and new or additional lines of credit, to the extent permitted, and its expected fiscal year 2004 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions and fixed price physical delivery contracts on its estimated production covering approximately 67% to 77% for the fiscal year ending June 30, 2004 and 32% to 42% for the fiscal year ending June 30, 2005.

     As of March 31, 2004, the Company's open gas derivative instruments and fixed price delivery contracts were as follows:

                                            Total      Average
                                  Market   Volumes    Contract      Unrealized
Time period                       Index    (MMBtu)      Price     (Gains) Losses
--------------------------------  ------  ----------  ---------  ----------------
Derivatives

  Natural Gas Swaps

    April 2004 - June 2004        NYMEX      273,000  $    4.05  $       383,458

    April 2004 - December 2004    NYMEX       29,000       5.20          (19,206)

    May 2004 - February 2005      NYMEX      500,000       5.97          (66,160)

    July 2004 - March 2005        NYMEX    1,080,000       5.57          242,388

    July 2004 - March 2005        NYMEX      810,000       5.61          150,864

    July 2004 - June 2005         NYMEX    3,240,000       4.54        3,412,507
                                           ---------             ----------------
    Unrealized (Gains) Losses              5,932,000             $     4,103,851
                                           ---------             ================

Physical Contracts

  Fixed Price Delivery Contracts

    March 2004 - June 2004                 1,129,250  $    4.56

    July 2004 - October 2004                 338,250       4.85
                                           ---------
Total Hedged Production                    7,399,500
                                           =========



     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at March 2004 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.05 million on a quarterly basis.


INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates, and there is ongoing interest rate risk for variable rate borrowings. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the March 31, 2004 level, a 10% change in rates would have a $0.2 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, the Company has been in litigation with certain Holders of its $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (the "Noteholders") (the "Notes). The dispute involved the calculation of Net Proceeds of an Asset Sale as defined in the Indenture dated May 23, 1997 between the Company and The Bank of New York. The Company and the Noteholders have settled the dispute, as memorialized in the Settlement Agreement executed as of February 24, 2004, and attached to the Form 8-K filed by the Company on February 25, 2004 as Exhibit 99.11 (the "Settlement Agreement"). In settlement of the dispute the Company has agreed to repurchase $38 million in Notes. The repurchase will be effected by the Company making three Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company commenced an Asset Sale Offer of $4 million on February 26, 2004. The Company will consummate another Asset Sale Offer of $17 million no later than 180 days from execution of the Settlement Agreement and a third Asset Sale Offer no later than 360 days from the execution of the Settlement Agreement. The Company finalized the first Asset Sale Offer of $4 million on March 24, 2004. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice.

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

          The Company filed a report on Form 8-K, Item 5, dated February 25, 2004, reporting that on February 24, 2004 the Company settled the dispute with certain Holders of its $200,000,000 9 1/2% Senior Subordinated Notes as memorialized in the Settlement Agreement.

          The Company filed a report on Form 8-K, Item 5, dated February 26, 2004, announcing the commencement of an asset sale offer for the purchase of up to $4 million aggregate principle amount of its 9 1/2% Senior Subordinated Notes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 6th day of May 2004.



                                    ENERGY  CORPORATION  OF  AMERICA




                                    By:  /s/  John Mork
                                       ------------------------------
                                    John Mork
                                    Chief Executive Officer and Director




                                    By:  /s/  Michael S. Fletcher
                                       ------------------------------
                                    Michael S. Fletcher
                                    Chief Financial Officer