Form 10-K
period 2004-06-30
ENERGY CORP OF AMERICA
filed 2004-09-28
CIK 32880

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  [X]     No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form  10-K.                                                         [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [_]  No  [X]


The aggregate number of shares and market value of common stock held by non-affiliates of the registrant at September 23, 2004 was 38,350 shares. The market value held by non-affiliates is unavailable.


The number of shares of the registrant's common stock, par value $1.00 per share, outstanding at September 23, 2004 was 602,426 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                   ENERGY CORPORATION OF AMERICA

                                         TABLE OF CONTENTS


                                                                                              Page
Part I
     Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
     Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
     Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .   11
Part II
     Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters . .   11
     Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . .   11
     Item 7.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . .   11
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . .   24
     Item 8.   Consolidated Financial Statements and Supplementary Data
                 Report of Independent Registered Public Accounting Firm. . . . . . . . . .   26
                 Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
                 Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   29
                 Statements of Stockholders Equity. . . . . . . . . . . . . . . . . . . . .   30
                 Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .   31
                 Statements of Comprehensive Income . . . . . . . . . . . . . . . . . . . .   32
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   33
                 Supplemental Information on Oil and Gas Producing Activities (Unaudited) .   52
     Item 9.   Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .   57
     Item 9A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . .   57
Part III
     Item 10.  Directors and Officers of Registrant . . . . . . . . . . . . . . . . . . . .   57
     Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
     Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . .   62
     Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . .   65
     Item 14.  Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . .   66
Part IV
     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . .   68
Part V
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   72

                                     PART I
                                     ------

                               ITEM 1.    BUSINESS
                               -------------------

GENERAL
-------

     Energy Corporation of America (the "Company") is a privately held energy company engaged in the exploration, development, production, gathering and aggregation of natural gas and oil, primarily in the Appalachian Basin and Gulf Coast regions in the United States and New Zealand. The Company conducts business primarily through its principal wholly owned subsidiaries and is one of the largest oil and gas operators in the Appalachian Basin. As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries.

     The Company was formed in June 1993 through an exchange of shares with the common stockholders of Eastern American Energy Corporation ("Eastern American").

     As of June 30, 2004, the Company had approximately 229 full-time and 27 part-time employees. None of the employees were covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

     The principal offices of the Company are located at 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237, and the telephone number is (303) 694-2667.

     Definitions - All defined terms under Rule 4-10 (a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet
(Mcf), million cubic feet (Mmcf), billion cubic feet (Bcf), dekatherm (Dth), or thousand dekatherms (Mdth). A dekatherm is equal to one million British Thermal Units (Btu). A Btu is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Oil is quantified in terms of barrels (Bbls), thousand barrels (Mbbls) or million barrels (Mmbbls). Oil is compared to natural gas in terms of thousand cubic feet equivalent (Mcfe), million cubic feet equivalent (Mmcfe) or billion cubic feet equivalent (Bcfe). One barrel of oil is assumed to have the energy equivalent of six Mcf of natural gas. Unless otherwise specified, all references to wells and acres are gross.


BUSINESS  ACTIVITY
------------------

SEGMENT  INFORMATION
--------------------

     The Company's businesses constitute two operating segments (i) gas and oil exploration and production and (ii) gas aggregation and pipelines. For financial information on these segments, see Note 16 to the Consolidated Financial Statements.

GAS AND OIL EXPLORATION AND PRODUCTION
--------------------------------------

     OPERATIONS AND SIGNIFICANT DEVELOPMENTS

     The Company's proved net gas and oil reserves are estimated as of June 30, 2004 at 215,475 Mmcf and 1,280 Mbbls, respectively. For the fiscal year ended June 30, 2004, the Company's net gas production was 10,718 Mmcf and net oil production was 107 Mbbls, for a total of 11,360 net Mmcfe.

     DEVELOPMENT ACTIVITY

     The Company, in fiscal year 2004, drilled 27 productive gross wells (17.6 net), and recompleted 2 wells, adding 5,234 gross Mcf of gas production per day.

     EXPLORATORY ACTIVITY

     Exploration wells and activity are summarized under their respective project areas.

          1. Newburg/Silurian, Trenton/Black River -- West Virginia. The Company drilled one successful well, two dry holes and one well that is currently being tested and appears to be productive. Current production from the Trenton/Black River discovery is approximately 700 gross Mcf per day and 140 net Mcf per day. The Company plans to continue to pursue select extension and exploration opportunities in both trends.

          2. Texas. The Company drilled four exploratory wells with a success rate of 50%. The principal producing formation is the Wilcox at depths ranging to 16,000 feet. The Company is working on a development drilling plan to capitalize on its exploration success.

          3. New Zealand. The Company drilled an unsuccessful well in the Mt. Messenger formation in the Taranaki region. The Company continues with an active drilling program in New Zealand.

          4. Rocky Mountains. The Company drilled four unsuccessful exploration wells in the northern Powder River Basin.

COMPETITION
-----------

     The Company encounters substantial competition in acquiring properties, aggregating oil and gas, securing drilling equipment and personnel and operating its properties. The competitors in acquisitions, development, exploration and production include major oil companies, numerous independent oil and gas companies, gas marketers, individual proprietors and others.

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

REGULATIONS  AFFECTING  OPERATIONS
----------------------------------

     The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering, aggregation, transportation and storage of oil and gas. These regulations, among other things, can affect the rate of oil and gas production. The Company's operations are subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restricts the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations. The Company believes it is within substantial compliance with regulations affecting the Company.

GAS  AGGREGATION  AND  PIPELINES
---------------------------------

     The Company, primarily through its wholly owned subsidiary Eastern Marketing Corporation ("Eastern Marketing"), aggregates natural gas through the purchase of production from properties in the Appalachian Basin in which the Company has an interest, the purchase of gas delivered through the Company's gathering pipelines located in the Appalachian Basin, and the purchase of gas in the spot market. The Company sells gas to local gas distribution companies, industrial end users located in the Northeast, other gas marketing entities and into the spot market for gas delivered into interstate pipelines.

     The Company owns and operates approximately 2,280 miles of gathering lines and intrastate pipelines that are used in connection with its gas aggregation activities. The Company finalized the purchase of an additional 100-mile long natural gas gathering system ("System 8000") from Columbia Gas Transmission during the first quarter of fiscal year 2005. System 8000 is located in northeastern West Virginia and is situate among one of the Company's existing operating areas.

     During the fiscal year ended June 30, 2004, Eastern Marketing aggregated and sold an average of 40.4 Mmcf of gas per day, of which 38.9 Mmcf per day represented sales of gas produced from wells operated by the Company. This represents a 2% decrease in the overall volumes compared to fiscal year 2003, during which Eastern Marketing aggregated and sold an average of 41.2 Mmcf of gas per day.

GAS  SALES  AND  PURCHASE  CONTRACTS
-------------------------------------

     The Company has satisfied its obligations under all gas sales contracts (14.7 Bcf in fiscal year 2004) through gas production attributable to its own interests in oil and gas properties and through production attributable to third party interests in the same oil and gas properties (14.2 Bcf in fiscal 2004), and from natural gas purchased by the Company pursuant to its aggregation activities from third parties (0.5 Bcf in fiscal 2004).

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

     The Company entered into a gas sales contract with AFG Industries, Inc. ("AFG") for the sale of up to 4,000 MMBtu per day from January 1, 2004 through December 31, 2004. AFG is a "Float Glass" plant adjacent to an existing Company pipeline. The sales contract price is based off the NYMEX settlement price for Natural Gas Henry Hub Futures Contracts each month plus an Appalachian Basis component.

     In March 1993, the Company entered into a gas purchase contract with the Eastern American Natural Gas Trust (the "Royalty Trust") to purchase all gas production attributable to the Royalty Trust until its termination in May 2013. The purchase contract price is based off of the average of certain Hentry Hub
Gas Futures Contracts related to the month of production plus an Appalachian Basis component.

REGULATIONS  AFFECTING  MARKETING  AND  TRANSPORTATION
-------------------------------------------------------

     As a purchaser of natural gas, the Company depends on the transportation, gathering and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission. In addition, the performance of transportation, gathering and storage services by intrastate pipelines and the rates charged for such services are subject to the jurisdiction of state regulatory agencies.


                             ITEM 2.     PROPERTIES
                             -------     -----------

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

     The following table sets forth the Company's estimated proved and proved developed reserves and the related estimated future value, as of June 30:

                                                   2004       2003      2002
                                                ----------  --------  --------
Net proved:
    Gas (Mmcf)                                     215,475   190,796   183,345
    Oil (Mbbls)                                      1,280     2,366     2,951
    Total (Mmcfe)                                  223,155   204,992   201,051

Net proved developed:
    Gas (Mmcf)                                     170,131   161,796   160,224
    Oil (Mbbls)                                        626     1,064     1,135
    Total (Mmcfe)                                  173,887   168,180   167,034

Estimated future net cash flows
  before income taxes (in thousands)            $1,074,207  $916,885  $471,927
Present value of estimated future net cash
  flows before income taxes (in thousands) (1)  $  435,387  $382,094  $200,087
_______________

(1)  Discounted  using  an  annual  discount  rate  of  10%.

     The following table sets forth the Company's estimated proved reserves and the related estimated present value by region, as of June 30, 2004:

                       Present Value
                   --------------------                         Natural Gas
                      Amount               Oil    Natural Gas    Equivalent
     Region        (thousands)     %     (Mbbls)     (Mmcf)       (Mmcfe)
-----------------  ------------  ------  -------  ------------  ------------

Appalachian Basin  $    364,258   83.7%      422       178,767       181,299
Western                  53,958   12.4%      362        30,881        33,053
New Zealand              17,171    3.9%      496         5,827         8,803
                   ------------  ------  -------  ------------  ------------
Total              $    435,387  100.0%    1,280       215,475       223,155
                   ============  ======  =======  ============  ============

PRODUCING  WELLS
----------------

     The following table sets forth certain information relating to productive wells at June 30, 2004. Wells are classified as oil or gas according to their predominant production stream.

                        Gross Wells                Net Wells
                   =======================  ======================
     Region         Oil     Gas     Total   Oil     Gas     Total
-----------------  -----  -------  -------  ----  -------  -------

Appalachian Basin   21.0  5,299.0  5,320.0  13.0  3,347.0  3,360.0
Western              7.0     15.0     22.0   2.6      4.4      7.0
New Zealand            -      4.0      4.0     -      4.0      4.0
                   -----  -------  -------  ----  -------  -------
Total               28.0  5,318.0  5,346.0  15.6  3,355.4  3,371.0
                   =====  =======  =======  ====  =======  =======

ACREAGE
-------

     The following table sets forth the developed and undeveloped gross and net acreage held at June 30, 2004:

                    Developed Acreage      Undeveloped Acreage
                   ====================  ========================
     Region          Gross       Net        Gross         Net
-----------------  ---------  ---------  -----------  -----------
Appalachian Basin  405,030.0  312,105.4    115,940.9     98,410.9
Western              2,448.0    1,244.3     57,262.2     34,523.5
New Zealand            740.0      736.3  2,545,848.3  1,795,502.2
                   ---------  ---------  -----------  -----------
Total              408,218.0  314,086.0  2,719,051.4  1,928,436.6
                   =========  =========  ===========  ===========


PRODUCTION
----------

     The following table sets forth certain net production data and average wellhead sales prices attributable to the Company's properties for the years ended June 30:

                                                       2004     2003     2002
                                                      -------  -------  -------
Production Data:
     Oil (Mbbls)                                          107      104      124
     Natural gas (Mmcf)                                10,718    9,756    9,941
     Natural gas equivalent (Mmcfe)                    11,360   10,380   10,685
Average Sales Price (before the effect of hedging):
     Oil per Bbl                                      $ 29.94  $ 25.97  $ 21.11
     Natural gas per Mcf                              $  5.49  $  5.13  $  2.86

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

                             2004         2003         2002
                         ===========  ===========  ===========
                         Gross  Net   Gross  Net   Gross  Net
                         -----  ----  -----  ----  -----  ----
DEVELOPMENT:
     Productive
    Appalachian           26.0  17.5   45.0  39.1   53.0  47.8
    Western/New Zealand    1.0   0.1    2.0   0.4    1.0   0.3
                         -----  ----  -----  ----  -----  ----
     Total                27.0  17.6   47.0  39.5   54.0  48.1
                         =====  ====  =====  ====  =====  ====

     Nonproductive
    Appalachian              -     -    3.0   2.7    1.0   0.9
    Western/New Zealand    1.0   0.1      -     -      -     -
                         -----  ----  -----  ----  -----  ----
     Total                 1.0   0.1    3.0   2.7    1.0   0.9
                         =====  ====  =====  ====  =====  ====
EXPLORATORY:
     Productive
    Appalachian            2.0   1.1    4.0   1.4    4.0   1.6
    Western/New Zealand      -     -    9.0   4.0    4.0   2.3
                         -----  ----  -----  ----  -----  ----
     Total                 2.0   1.1   13.0   5.4    8.0   3.9
                         =====  ====  =====  ====  =====  ====

     Nonproductive
    Appalachian            2.0   0.7    2.0   1.0    5.0   2.1
    Western/New Zealand    8.0   4.6    4.0   2.2    4.0   3.2
                         -----  ----  -----  ----  -----  ----
     Total                10.0   5.3    6.0   3.2    9.0   5.3
                         =====  ====  =====  ====  =====  ====

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------


     As  previously  reported,  the  Company had been in litigation with certain
Holders of its $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (the "Noteholders") (the "Notes"). The dispute involved the calculation of the Net Proceeds of an Asset Sale as defined in the Indenture dated May 23, 1997 between the Company and The Bank of New York. The Company and the Noteholders have settled the dispute, as memorialized in the Settlement Agreement executed as of February 24, 2004, and attached to the Form 8-K filed by the Company on February 24, 2004 as Exhibit 99.11 (the "Settlement Agreement"). In settlement of the dispute the Company agreed to repurchase $38 million in Notes. The Company has met its obligations under the Settlement Agreement having finalized the first Asset Sale Offer (as defined under the Indenture) in the amount of $4 million on March 24, 2004 and the second Asset Sale Offer in the amount of $34 million on July 29, 2004. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -----------------------------------------------------------

     None.


                                     PART II
                                     -------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

     The Company's common stock is not traded in a public market. As of September 23, 2004, the Company had 32 holders of record of its common stock.

     The Company declared dividends in fiscal years 2004, 2003 and 2002 of $1.2 million, $1.1 million and $1.1 million, respectively.


                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------

(Dollars in thousands, except per share items)

                                                            Year Ended June 30,
                                            ---------------------------------------------------
                                              2004      2003      2002       2001       2000
                                            --------  --------  ---------  ---------  ---------

Operating revenue                           $123,373  $117,426  $ 86,142   $129,951   $101,919
Income (loss) from operations                  4,295     9,917   (26,180)   (10,199)   (26,508)

  Earnings per common share, basic (a)          6.62     15.12    (39.80)    (15.34)    (40.11)
  Earnings per common share, diluted (a)        6.52     14.79    (39.80)    (15.34)    (40.11)
Total assets                                 290,212   295,834   304,736    380,532    265,691
Long term debt                               162,894   173,197   198,701    198,902    212,575
Dividends declared per common share         $   1.96  $   1.72  $   1.60   $   5.80   $      -

     (a) The effect of outstanding stock options was not included in the computation of diluted earnings per share for years ended 2002, 2001, or 2000, because to do so would have been antidilutive.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
-----------------------------------------------

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

     REVENUE RECOGNITION - The Company is engaged in the exploration, development, acquisition, production and aggregation of natural gas and crude oil. The revenue recognition policy is significant because it is a key component of the results of operations and forward looking statements contained in the Liquidity and Capital Resources section. Revenue is derived primarily from the sale of produced natural gas and crude oil. Revenue is recorded in the month production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. Monthly, the Company makes estimates of the amount of production delivered to the purchaser and the price to be received. The Company uses its knowledge of properties, historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between the estimates and the actual amounts received, which historically have not been significant, are recorded in the month revenue is distributed.

     DERIVATIVE INSTRUMENTS - The estimated fair values of all derivative instruments are recorded on the consolidated balance sheet. All of the derivative instruments are entered into to mitigate risks related to the prices to be received for future natural gas and oil production. Derivative instruments are not used for trading purposes. Although derivatives are reported on the balance sheet at fair value, to the extent that instruments qualify for hedge accounting treatment, changes in fair value are recorded, net of taxes, directly to stockholders' equity as a component of other comprehensive income until the hedged oil or natural gas quantities are produced. To the extent changes in the fair values of derivatives relate to instruments not qualifying for hedge accounting treatment, such changes are recorded in operations in the period they occur. In determining the amounts to be recorded, the Company is required to estimate the fair values of derivatives. The estimates are based upon various factors that include contract volumes and prices, contract settlement dates, quoted closing prices on the NYMEX or over-the-counter, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the derivatives agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and regional price differences. Periodically the valuations are validated using independent third party quotations.

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

     INCOME TAXES - The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore an estimate of the tax basis of assets and liabilities is determined at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards. Adjustments related to differences between the estimates and actual amounts are recorded in the period the income tax returns are filed.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

     The Company realized net income of $4.3 million for the year ended June 30, 2004 compared to a net income of $9.8 million in 2003. The decrease of $5.5 million was primarily attributable to the net effect of a $5.9 million increase in revenue, a $3.9 million decrease in costs and expenses, a $1.3 million decrease in interest expense, $27.5 million decrease in interest income and other and a $10.8 million decrease in income tax expense.

     OPERATING  MARGINS.  Operating  Margins (defined as revenue less operating
     ------------------
costs and taxes other than income taxes) for the Company's operating subsidiaries totaled $51.7 million for the current year compared to $50.3 million for the prior period. The Company's Oil and Gas Operating Margin
(defined as oil and gas sales and well operations and service revenues less field operating expenses and taxes other than income) totaled $46.8 million versus $43.5 million for the prior year. The Company's Aggregation and Pipeline Operating Margin (defined as gas aggregation and pipeline sales less gas aggregation and pipeline cost of sales) totaled $4.8 million for the current period versus $6.8 million for the prior period.

     Production, aggregation and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                        TWELVE MONTHS ENDED
                                                               JUNE 30                 VARIANCE
                                                      -----------------------  ------------------------
                                                         2004         2003       AMOUNT       PERCENT
                                                      -----------  ----------  -----------  -----------
Natural Gas
    Production (Mmcf)                                     10,718       9,756          962          9.9%
    Average sales price received ($/Mcf)                    5.49        5.13         0.36          7.0%
                                                      -----------  ----------  -----------  -----------
    Sales ($ in thousands)                                58,851      50,031        8,820         17.6%
Oil
    Production (Mbbl)                                        107         104            3          2.9%
    Average sales price received ($/Bbl)                   29.94       25.97         3.97         15.3%
                                                      -----------  ----------  -----------  -----------
    Sales ($ in thousands)                                 3,204       2,701          503         18.6%
Hedging                                                   (5,213)     (4,843)        (370)         7.6%
Other                                                        361       3,521       (3,160)       -89.7%
                                                      -----------  ----------  -----------  -----------
Total oil and gas sales ($ in thousands)                  57,203      51,410        5,793         11.3%
                                                      ===========  ==========  ===========  ===========
Aggregation Revenue
    Volume (Million Mmbtu)                                 8,591       9,285         (694)        -7.5%
    Average sales price received ($/Mmbtu)                  5.22        4.86         0.36          7.4%
                                                      -----------  ----------  -----------  -----------
    Sales ($ in thousands)                                44,854      45,145         (291)        -0.6%
Pipeline Revenue
    Volume (Million Mmbtu)                                 5,528       5,675         (147)        -2.6%
    Average sales price received ($/Mmbtu)                  2.89        2.70         0.19          7.0%
                                                      -----------  ----------  -----------  -----------
    Sales ($ in thousands)                                15,965      15,338          627          4.1%
                                                      -----------  ----------  -----------  -----------
Total aggregation and pipeline sales ($ in thousands)     60,819      60,483          336          0.6%
                                                      ===========  ==========  ===========  ===========
Aggregation Gas Cost
    Volume (Million Mmbtu)                                 8,591       9,285         (694)        -7.5%
    Average price paid ($/Mmbtu)                            4.99        4.48         0.51         11.4%
                                                      -----------  ----------  -----------  -----------
    Cost ($ in thousands)                                 42,827      41,636        1,191          2.9%
Pipeline Gas Cost
    Volume (Million Mmbtu)                                 4,469       4,550          (81)        -1.8%
    Average price paid ($/Mmbtu)                            2.96        2.65         0.31         11.7%
                                                      -----------  ----------  -----------  -----------
    Cost ($ in thousands)                                 13,232      12,057        1,175          9.7%
                                                      -----------  ----------  -----------  -----------
Total aggregation and pipeline cost ($ in thousands)      56,059      53,693        2,366          4.4%
                                                      ===========  ==========  ===========  ===========
-------------------------------------------------------------------------------------------------------


     REVENUES.  Total  revenues  increased  $5.9  million  or  5.1% between the
     --------
years. The net increase was due to a 11.3% increase in oil and gas sales, a 0.6% increase in gas aggregation and pipeline sales, a 4.9% decrease in well operations and service revenues and a 248.6% increase in other operating revenue.

     Revenues from oil and gas sales increased $5.8 million from $51.4 million for the year ended June 30, 2003 to $57.2 million for the year ended June 30, 2004. Natural gas sales increased $8.8 million and oil sales increased $0.5 million. The increase is a result of an increase in both price and production. The price increase corresponds with related indexes. The increase in production was attributable to a decrease in extended curtailments on third party transmission facilities compared to the prior year and the drilling of new wells. The increased production revenue was offset by recognized losses on related hedging transactions including derivative instruments and fixed price delivery contracts, which totaled a loss of $5.2 million for the year ended June 30, 2004 compared to a loss of $4.8 million for the year ended June 30, 2003. Other gas sales decreased $3.2 million as a result of $3.1 million being recognized in the year ended June 30, 2003 related to the termination and release of a certain gas contract. The average price per Mcfe, after hedging, was $5.03 and $4.95 for the years ended June 30, 2004 and 2003, respectively.

     Revenues from gas aggregation and pipeline sales increased $0.3 million from $60.5 million during the period ended June 30, 2003 to $60.8 million in the period ended June 30, 2004. Gas aggregation revenue decreased $0.3 million while pipeline revenue, which has sale and transportation components, increased $0.6 million. The increase in gas aggregation and pipeline sales is attributable to the increase in average sales price received offset by a decline in production. The price increase corresponds with related indexes.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses decreased $3.9
     --------------------
million or 3.5% between the periods primarily as a net result of a 13.1% increase in field and lease operating expenses, a 4.4% increase in gas aggregation and pipeline costs, a 0.9% increase in general and administrative expenses, a 26.9% increase in taxes other than income, a 9.6% increase in oil and gas related depletion, a 2.4% decrease in depreciation and amortization expenses of pipelines, property and equipment, a 8.0% decrease in exploration and impairment costs, and a gain on sale of assets compared to a loss in the prior year.

     Field and lease operating expenses increased $1.3 million. The increase in lease operating expenses is primarily related to an increase in payroll expenses, medical expense, and lease operating expenses for new wells drilled during the fiscal year.

     Gas aggregation and pipeline costs increased $2.4 million. Gas aggregation cost increased $1.2 million while pipeline cost also increased $1.2 million. The increase in gas aggregation and pipeline cost of sales is attributable to the increase in average price paid offset by a decline in production. The price increase corresponds with related indexes.

     Taxes other than income increased $0.9 million as a result of increased wellhead oil and gas sales.

     Oil and gas related depreciation, depletion and amortization expenses increased $1.2 million. The increase in depletion is primarily due to increased production volumes and an increase in depletion rate.

     Gain or loss on sale of property went from a loss of $0.4 million for the year ended June 30, 2003 to a gain of $8.3 million for the year ended June 30, 2004. The primary reason for the gain in the current fiscal year was the sale of the Company's membership interest in Breitburn Energy Company, LLC ("BEC") for gross proceeds of $9.2 million. A gain of $7.4 million was recognized and a liability of $1.8 million established as a reserve against items for which the Company was required to indemnify the buyer for a period of 180 days after closing pursuant to the agreement. The Company also sold acreage position holdings for a gain of $0.6 million during the current fiscal year.

     Exploration and impairment expenses decreased $0.9 million. The decrease is a result of lower expenses primarily related to dry hole costs, impairment of oil and gas property and various other geological and geophysical costs.

     INTEREST  EXPENSE.  Interest  expense decreased $1.3 million primarily due
     ------------------
to the reduction of outstanding debt and also replacing a portion of the Company's debt at a lower interest rate for the year ended June 30, 2004.

     INTEREST  INCOME  AND  OTHER.  Other  non-operating income decreased $27.5
     ----------------------------
million when compared to the prior year. The decrease is primarily the result of a decrease of $23.2 million associated with the gains recognized on the early retirement of bonds and a $4.5 million gain on a legal settlement that occurred in fiscal year 2003.

     INCOME  TAX.  Income  tax expense decreased by $10.8 million in 2004 to an
     -----------
income tax benefit of $4.7 million as compared to an income tax expense in 2003 of $6.1 million. The decrease is primarily due to the adjustment of the tax contingency balance of $4.5 million for items that are closed or no longer applicable and the decrease in income before income taxes of $16.4 million.

COMPARISON  OF  RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

     The Company recorded net income of $9.8 million for the year ended June 30, 2003 compared to a net loss of $26.2 million in 2002. The improvement of $36.0 million was primarily attributable to the net effect of a $31.3 million increase in revenue, a $0.5 million increase in costs and expenses, a $3.3 million decrease in interest expense, a $24.7 million increase in other non-operating income and a $22.9 million increase in income tax expense.

     OPERATING  MARGINS.  Operating  Margins (defined as revenue less operating
     ------------------
costs and taxes other than income taxes) for the Company's operating subsidiaries totaled $50.3 million for the current year compared to $35.6 million for the prior period. The Company's Oil and Gas Operating Margin
(defined as oil and gas sales and well operations and service revenues less field operating expenses and taxes other than income) totaled $43.5 million versus $31.3 million for the prior year. The Company's Aggregation and Pipeline Operating Margin (defined as gas aggregation and pipeline sales less gas aggregation and pipeline cost of sales) totaled $6.8 million for the current period versus $3.7 million for the prior period. Other revenue was $0.04 million for the current period versus $0.5 million for the prior period.

     Production, aggregation and pipeline volumes, revenue and average sales prices for the years ended June 30 and their related variances are as follows:

                                                       TWELVE MONTHS ENDED
                                                              JUNE 30                VARIANCE
                                                      ----------------------  ------------------------
                                                         2003        2002       AMOUNT       PERCENT
                                                      -----------  ---------  -----------  -----------
Natural Gas
    Production (Mmcf)                                      9,756       9,941        (186)        -1.9%
    Average sales price received ($/Mcf)                    5.13        2.86        2.27         79.1%
                                                      -----------  ---------  -----------  -----------
    Sales ($ in thousands)                                50,031      28,462      21,569         75.8%
Oil
    Production (Mbbl)                                        104         124         (20)       -16.1%
    Average sales price received ($/Bbl)                   25.97       21.11        4.86         23.0%
                                                      -----------  ---------  -----------  -----------
    Sales ($ in thousands)                                 2,701       2,618          83          3.2%
Hedging                                                   (4,843)      7,212     (12,055)      -167.2%
Other                                                      3,521         647       2,874        444.2%
                                                      -----------  ---------  -----------  -----------
Total oil and gas sales ($ in thousands)                  51,410      38,939      12,471         32.0%
                                                      ===========  =========  ===========  ===========
Aggregation Revenue
    Volume (Million Mmbtu)                                 9,285       9,903        (618)        -6.2%
    Average sales price received ($/Mmbtu)                  4.86        3.14        1.72         54.7%
                                                      -----------  ---------  -----------  -----------
    Sales ($ in thousands)                                45,145      31,125      14,020         45.0%
Pipeline Revenue
    Volume (Million Mmbtu)                                 5,675       6,003        (328)        -5.5%
    Average sales price received ($/Mnbtu)                  2.70        1.68        1.02         60.9%
                                                      -----------  ---------  -----------  -----------
    Sales ($ in thousands)                                15,338      10,084       5,254         52.1%
                                                      -----------  ---------  -----------  -----------
Total aggregation and pipeline sales ($ in thousands)     60,483      41,209      19,274         46.8%
                                                      ===========  =========  ===========  ===========
Aggregation Gas Cost
    Volume (Million Mmbtu)                                 9,285       9,902        (617)        -6.2%
    Average price paid ($/Mmbtu)                            4.48        2.98        1.50         50.4%
                                                      -----------  ---------  -----------  -----------
    Cost ($ in thousands)                                 41,636      29,526      12,110         41.0%
Pipeline Gas Cost
    Volume (Million Mmbtu)                                 4,550       4,870        (320)        -6.6%
    Average price paid ($/Mmbtu)                            2.65        1.64        1.01         62.0%
                                                      -----------  ---------  -----------  -----------
    Cost ($ in thousands)                                 12,057       7,963       4,094         51.4%
                                                      -----------  ---------  -----------  -----------
Total aggregation and pipeline cost ($ in thousands)      53,693      37,489      16,204         43.2%
                                                      ===========  =========  ===========  ===========



     REVENUES.  Total  revenues  increased  $31.3  million or 36.3% between the
     --------
years. The net increase was due to a 32.0% increase in oil and gas sales, a 46.8% increase in gas aggregation and pipeline sales, a 0.1% increase in well operations and service revenues and a 93.1% decrease in other operating revenue.

     Revenues from oil and gas sales increased a net of $12.5 million from $38.9 million for the year ended June 30, 2002 to $51.4 million for the year ended June 30, 2003. Natural gas sales increased $21.6 million and oil sales increased $0.08 million. The price increase corresponds with related indexes. The decrease in production was due in part to the sale of certain oil and gas properties, extended curtailments on third party transmission facilities, as well as normal production declines. The decrease in production was partially offset by the purchase of certain oil and gas properties and the drilling of new wells. The increased production revenue was offset by recognized losses on related hedging transactions including derivative instruments and fixed price delivery contracts, which totaled a loss of $4.8 million for the year ended June 30, 2003 compared to a gain of $7.2 million for the year ended June 30, 2002.
The average price per Mcfe, after hedging, was $4.95 and $3.65 for the years ended June 30, 2003 and 2002, respectively.

     Revenues from gas aggregation and pipeline sales increased $19.3 million from $41.2 million during the period ended June 30, 2002 to $60.5 million in the period ended June 30, 2003. Gas aggregation revenue increased $14.0 million while pipeline revenue, which has sale and transportation components, increased $5.3 million. The increase in gas aggregation and pipeline sales is attributable to the increase in average sales price received. The price increase corresponds with related indexes.

     Other operating revenue decreased $0.5 million. The current year income of $0.03 million is related to revenue earned by the Company's participation in Deep Rig, L.P., while $0.5 million was recognized in the prior year.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses increased $0.5
     --------------------
million or 0.5% between the periods primarily as a net result of a 7.2% decrease in field and lease operating expenses, a 43.2% increase in gas aggregation and pipeline costs, a 11.1% decrease in general and administrative expenses, a 51.1% increase in taxes other than income, a 1.8% decrease in oil and gas related depreciation, a 46.4% increase in depletion and amortization expenses of pipelines, property and equipment, a 57.6% decrease in exploration and impairment costs, and a gain instead of a loss on sale of assets.

     Field and lease operating expenses decreased $0.8 million. The decrease in lease operating expenses is primarily related to a reduction in contract labor expenses, road and dike repair costs, and various other field and lease operating expenses.

     Gas aggregation and pipeline costs increased $16.2 million. Gas aggregation cost increased $12.1 million while pipeline costs increased $4.1 million. The increase in gas aggregation and pipeline cost of sales is attributable to the increase in average price paid. The price increase corresponds with related indexes.

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

     INTEREST  EXPENSE.  Interest  expense decreased $3.3 million primarily due
     ------------------
to the repurchase of $65.6 million face value of the Company's senior notes for the year ended June 30, 2003.

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

     INCOME  TAX.  Income  tax expense increased by $22.9 million in 2003 to an
     -----------
income tax expense of $6.1 million as compared to an income tax benefit in 2002 of $16.8 million. This increase was due to a $58.8 million increase in income before income taxes.

CAPITAL  EXPENDITURES
----------------------

          Expenditures for the exploration, development and acquisition of oil and gas properties are the Company's primary use of capital resources. The following table summarizes certain costs incurred for the years ended June 30 (in thousands):

                              2004     2003     2002
                             -------  -------  -------
          Development        $ 7,892  $14,105  $10,977
          Exploration         10,449   15,292   20,737
          Acquisitions            72    5,879      717
                             -------  -------  -------
            Total            $18,413  $35,276  $32,431
                             =======  =======  =======

ACQUISITIONS
------------

     The Company finalized the purchase of an additional 100-mile long natural gas gathering system ("System 8000") from Columbia Gas Transmission for a purchase price of $1.2 million during the first quarter of fiscal year 2005. System 8000 is located in northeastern West Virginia and is situate among one of the Company's existing operating areas.

     On February 5, 2003, the Company purchased certain oil and gas properties located in southern West Virginia for $5.6 million, after certain adjustments. The purchase included proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition and liquidity have improved since June 30, 2003. Stockholders' equity has decreased from $43.7 million at June 30, 2003 to $42.4 million at June 30, 2004. The Company's cash increased from $4.8 million at June 30, 2003 to $5.8 million at June 30, 2004. The Company's cash at September 23, 2004 was $0.9 million. The change in cash during the year of approximately $1.0 million resulted from various operating, investing and financing activities of the

Company. The activities were primarily comprised of: the paydown of approximately $3.1 million under the Company's $50 million revolving loan; the net investment of approximately $22.0 million in property, plant and equipment; payments of approximately $5.5 million for the purchase of a portion of the Company's outstanding Notes; payments of approximately $3.0 million for the acquisition of treasury stock and dividends; cash received of approximately $10.8 million from the sale of assets; $1.5 million received from the collection of a note receivable; receipt of approximately $0.3 million of cash in connection with the Company's restricted Class A stock purchase plan for employees; and approximately $22.0 million of cash provided by operations during the year.

     On June 15, 2004 the Company sold its membership interest in Breitburn Energy Company, LLC ("BEC") for gross proceeds of $9.2 million. Pursuant to the terms of its Senior Subordinated Notes (the "Notes"), the Company has the option, within 360 days of receipt of the "Net Proceeds" (as defined in the Indenture dated May 23, 1997 between the Company as Issuer and The Bank of New York as Trustee, hereinafter the "Indenture") from the sale of the membership interest in BEC, to apply such proceeds to (a) reduce debt senior to or pari passu with the Notes (provided that in connection with the reduction of pari passu debt, a pro rata portion of the Notes is redeemed); (b) acquire a controlling interest in another business engaged in either natural gas distribution or the exploration, development or operation of oil, gas or other hydrocarbon properties (an "Energy Business"); (c) make capital expenditures in respect of the Company's or its restricted subsidiaries' Energy Business; (d) purchase long term assets that are used or useful in the Energy Business; or (e) repurchase the Notes. If the Company has not applied all of the Net Proceeds in accordance with one of the above options within 360 days of receipt of such proceeds, then with respect to those Net Proceeds that were not applied to one of the above options, such Net Proceeds are then deemed to constitute "Excess Proceeds". To the extent the Excess Proceeds exceed $10 million, the Company must make an offer to the holders of the Notes, (and holders of pari passu debt, to the extent required by the terms of the pari passu debt) to repurchase the maximum principal amount of the Notes and any pari passu debt that may be purchased out of the Excess Proceeds at an offer price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of the purchase. The Company anticipates that the requirement to reinvest the Net Proceeds will be met by its budgeted capital expenditures program for the year ending June 30, 2005.

     As previously reported, on July 10, 2002, the Company entered into a $50 million revolving Credit Agreement with Foothill Capital Corporation, now Wells Fargo Foothill, Inc. ("Foothill"). The Company and Foothill have entered into an Amended and Restated Credit Agreement dated June 10, 2004 (the "Restated Credit Agreement"). The Restated Credit Agreement provides for the $50 million revolving credit facility to be extended and for the Company to be provided with additional credit in the form of a single advance term loan in the amount of $50 million. The term loan contains requirements for principal payments of $1 million each at July 10, 2005, 2006 and 2007, with the remaining balance due on July 10, 2008. Depending on the Company's level of borrowing under the Restated Credit Agreement, the applicable interest rates for base rate loans are based on Wells Fargo's prime rate plus 0.25% to 0.75%. The Company has the ability under the Restated Credit Agreement to designate certain loans as Libor Rate Loans at interest rates based upon the rate at which dollar deposits are offered to major banks in the London interbank market plus 2.25% to 2.75%. The Restated Credit Agreement expires on July 10, 2008.

     The obligations under the Restated Credit Agreement are secured by certain of the existing proved producing oil and gas assets of the Company. The Restated Credit Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets.

     At June 30, 2004, the Company's principal source of liquidity consisted of $5.8 million of cash, $0.2 million available under an unsecured credit facility currently in place, plus amounts available under both the term loan and revolving loan of the Restated Credit Agreement. At June 30, 2004, $1.0 million was outstanding and $1.8 million was committed through letters of credit under the short-term credit facility and $36.1 million was outstanding on the revolving loan under the Restated Credit Agreement. There were no amounts outstanding on the $50 million term loan available under the Restated Credit Agreement.

     As previously reported, the Company had been in litigation with certain Holders (the "Noteholders") of its Notes. The dispute involved the calculation of "Net Proceeds" of an "Asset Sale" as defined in the Indenture. A settlement agreement dated February 24, 2004, was negotiated with the Noteholders to resolve the dispute. In settlement of the dispute the Company agreed to repurchase $38 million in Notes. The repurchase was effected by the Company making Asset Sale Offers (as defined in the Indenture) totaling $38 million. The Company made an initial Asset Sale Offer of $4 million, which was completed on March 25, 2004. The Company consummated another Asset Sale Offer of $34 million which was completed on July 29, 2004. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice. Upon the Company meeting all of the terms and conditions of the Settlement Agreement it funded the $50 million term loan under the Restated Credit Agreement.

     As of September 23, 2004, there are $50 million in outstanding borrowings under the term loan and $15 million in outstanding borrowings under the revolving loan. Additional borrowings must comply with the terms of the Indenture and the Foothill Amended and Restated Credit Agreement.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2004 was $42.4 million. EBITDAX for fiscal years 2003 and 2002, measured on a similar basis, was $36.9 million and $19.7 million, respectively. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2005 will approximate $44 million. The Company's ability to achieve EBITDAX of $44 million from oil and gas operations for fiscal year 2005 is highly dependant on product price and continued drilling success. Management believes that cash generated from oil and gas operations, together with the liquidity provided by existing cash balances and permitted borrowings, will be sufficient to satisfy commitments for budgeted capital expenditures of $29.8 million, debt service obligations, working capital needs and other cash requirements for the next fiscal year.

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

     The Company believes that its existing capital resources, permitted borrowings and its expected fiscal year 2005 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes and the Restated Credit Agreement. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes and the Restated Credit Agreement.

     In addition to the Restated Credit Agreement, unsecured credit facility and Notes discussed above, the Company had various other obligations. The following table lists the Company's contractual obligations at June 30, 2004 (in thousands):

                                      Payments due by period (in thousands)
                                                               More
                                Less than    1 - 3    3 - 5   than 5
                                  1 year     years    years    years     Total
                                ----------  -------  -------  -------  ---------
 Senior subordinated notes (a)  $   34,000  $92,033  $     -  $     -  $ 126,033
 Revolving loan                      1,000        -   36,109        -     37,109
 Installment notes payable             145      224      127      401        897
 Mandatorily redeemable stock          202      479      702        -      1,383
 Operating leases                    1,131      883      677      543      3,234
                                ----------  -------  -------  -------  ---------
 Total contractual cash
 obligations                    $   36,478  $93,619  $37,615  $   944  $ 168,656
                                ==========  =======  =======  =======  =========

(a) The Company met its' current obligation through the Asset Sale Offer for $34 million of its Senior Subordinated Notes which was consummated on July 29, 2004.


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP") FAS Nos. 141-1 and 142-1. In addition, proposed FSP 142-b confirms that SFAS 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, the Company has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 and the related FSPs have not affected the Company's consolidated financial statements.

     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires instruments that fall within the scope of this pronouncement to be classified as liabilities. The Company early adopted SFAS No. 150 at the beginning of the fourth quarter of the year ended June 30, 2004. The effect of this adoption was an increase to other current liabilities of $0.2 million, other long term obligations of $1.2 million and a $1.4 million decrease in stockholders' equity.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                -------------------------------------------------
                                ABOUT MARKET RISK
                                -----------------

COMMODITY  RISK
----------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge its commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge its commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. See Note 4 to the Consolidated Financial Statements for additional information. The Company does not hold or issue derivative instruments for trading purposes. The Company has elected to enter into various transactions, covering approximately 45% to 50% of its estimated natural gas production for the fiscal year ended June 2005.

As of June 30, 2004, the Company's open gas derivative instruments and fixed price delivery contracts were as follows:

                                             Total      Average
                                   Market   Volumes    Contract      Unrealized
Time period                        Index    (MMBtu)      Price     (Gains) Losses
---------------------------------  ------  ----------  ---------  ----------------
Derivatives
  Natural Gas Swaps
    July 2004 - December 2004      NYMEX       25,000  $    5.20  $       (34,727)
    December 2004 - February 2005  NYMEX      300,000       6.12          183,667
    July 2004 - March 2005         NYMEX    1,080,000       5.57          915,180
    July 2004 - March 2005         NYMEX      810,000       5.61          654,857
    July 2004 - June 2005          NYMEX    2,160,000       4.54        5,549,623
                                           ----------             ----------------
    Unrealized Losses                       4,375,000             $     7,268,600
                                           ----------             ================
Physical Contracts
  Fixed Price Delivery Contracts
    July 2004 - October 2004                  338,250  $    4.85
                                           ----------
Total Hedged Production                     4,713,250
                                           ==========

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production and the percentage of gas production hedged or subject to fixed price contracts remain at June 2004 levels, a 10% change in the average unhedged prices realized during the year would change the Company's gas and oil revenues by approximately $0.8 million on an annual basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. As of June 30, 2004, all but $36.9 million of the Company's debt has fixed interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. Assuming the variable interest debt remained at the June, 2004 level, a 10% change in rates would have a $0.2 million impact on interest expense on an annual basis. The Company has not attempted to hedge the interest rate risk associated with its debt.

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

                                   * * * * *

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -----------------------------------------------------



REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
--------------------------------------------------------------

To  the  Stockholders  and Board of Directors of Energy Corporation of America:

     We have audited the accompanying consolidated balance sheets of Energy Corporation of America and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and in 2004 adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".




DELOITTE  &  TOUCHE  LLP
Denver,  Colorado
September  27,  2004

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
AS  OF  JUNE  30
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------

ASSETS                                                 2004         2003
                                                  ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $     5,821   $     4,831
  Accounts receivable:
    Oil and gas sales                                   8,632        10,380
    Gas aggregation and pipeline                        9,079         9,458
    Other                                               4,000         4,616
                                                  ------------  ------------
      Accounts receivable                              21,711        24,454
   Less allowance for doubtful accounts                (1,022)       (1,616)
                                                  ------------  ------------
      Accounts receivable, net of allowance            20,689        22,838

  Deferred income tax asset                             2,087            41
  Deferred taxes - other comprehensive loss             2,889           787
  Notes receivable, related party                          59         1,609
  Prepaid and other current assets                      4,141         1,410
                                                  ------------  ------------
      Total current assets                             35,686        31,516

NET PROPERTY, PLANT AND EQUIPMENT (Note 2)            246,391       253,270
                                                  ------------  ------------

OTHER ASSETS:
  Deferred financing costs, less accumulated
    amortization of $6,833 and $5,751                   2,015         3,098
  Notes receivable, related party                         113           146
  Other                                                 6,007         7,804
                                                  ------------  ------------
      Total other assets                                8,135        11,048
                                                  ------------  ------------

TOTAL                                             $   290,212   $   295,834
                                                  ============  ============

See notes to consolidated financial statements.               (Continued)

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
AS  OF  JUNE  30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                  2004          2003
                                                                 ------------  ------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $    14,823   $    13,734
  Current portion of long-term debt                                    1,145           133
  Funds held for future distribution                                  16,701        17,217
  Income taxes payable                                                   128         1,484
  Accrued taxes, other than income                                     9,289         9,643
  Derivatives                                                          7,303           810
  Other current liabilities                                            3,562         1,421
                                                                 ------------  ------------
      Total current liabilities                                       52,951        44,442
LONG-TERM OBLIGATIONS:
  Long-term debt                                                     162,894       173,197
  Deferred trust revenue                                               2,511         2,917
  Deferred income tax liability                                       19,552        20,376
  Derivatives                                                              -         1,319
  Other long-term obligations                                          8,447         8,311
                                                                 ------------  ------------
      Total liabilities                                              246,355       250,562

  Minority Interest                                                    1,495         1,594
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000 shares authorized;
    730 shares issued and outstanding                                    730           730
  Class A non-voting common stock, no par value; 100
    shares authorized; 68 and 46 shares issued and outstanding         8,027         5,092
  Additional paid-in capital                                           5,503         5,503
  Retained earnings                                                   48,200        45,150
  Treasury stock and notes receivable arising from
    issuance of common stock                                         (14,954)      (11,824)
  Deferred compensation on restricted stock                           (1,887)            -
  Accumulated other comprehensive loss                                (3,257)         (973)
                                                                 ------------  ------------
      Total stockholders' equity                                      42,362        43,678
                                                                 ------------  ------------
TOTAL                                                            $   290,212   $   295,834
                                                                 ============  ============
See notes to consolidated financial statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
                                                                                  2004       2003         2002
                                                                             -----------  -----------  -----------
REVENUES:
  Oil and gas sales                                                          $   57,203   $   51,410   $   38,939
  Gas aggregation and pipeline sales                                             60,819       60,483       41,209
  Well operations and service revenues                                            5,229        5,498        5,490
  Other                                                                             122           35          504
                                                                             -----------  -----------  -----------
                                                                                123,373      117,426       86,142
                                                                             -----------  -----------  -----------
COSTS AND EXPENSES:
  Field operating expenses                                                       11,452       10,128       10,916
  Gas aggregation and pipeline cost of sales                                     56,059       53,693       37,489
  General and administrative                                                     15,573       15,437       17,360
  Taxes, other than income                                                        4,170        3,287        2,175
  Depletion and depreciation of oil and gas properties                           13,300       12,140       12,362
  Depreciation of pipelines, other property and equipment                         4,190        4,294        2,934
  Exploration and impairment                                                     10,796       11,729       27,694
  (Gain) loss on sale of assets                                                  (8,289)         433         (319)
                                                                             -----------  -----------  -----------
                                                                                107,251      111,141      110,611
                                                                             -----------  -----------  -----------
      Income (loss) from operations                                              16,122        6,285      (24,469)
                                                                             -----------  -----------  -----------
OTHER (INCOME) AND EXPENSE:
  Interest expense                                                               15,069       16,383       19,671
  Interest income and other                                                       1,656      (25,848)      (1,135)
                                                                             -----------  -----------  -----------
                                                                                 16,725       (9,465)      18,536
                                                                             -----------  -----------  -----------
Income (loss) before income taxes and minority interest                            (603)      15,750      (43,005)
Income tax expense (benefit)                                                     (4,722)       6,073      (16,822)
                                                                             -----------  -----------  -----------
Income (loss) before minority interest                                            4,119        9,677      (26,183)
Minority interest                                                                   176          240            3
                                                                             -----------  -----------  -----------
Income (loss) before cumulative effect of change in accounting principle:         4,295        9,917      (26,180)
  Change in accounting principle, net of tax                                          -          (73)           -
                                                                             -----------  -----------  -----------
NET INCOME (LOSS)                                                            $    4,295   $    9,844   $  (26,180)
                                                                             ===========  ===========  ===========
Earnings (loss) per common share, basic:
  Income (loss) before change in accounting principle                        $     6.62   $    15.23   $   (39.80)
  Change in accounting principle, net of tax                                          -        (0.11)           -
                                                                             -----------  -----------  -----------
  Basic earnings (loss) per common share                                     $     6.62   $    15.12   $   (39.80)
                                                                             ==========  ============  ===========
Earnings (loss) per common share, diluted:
  Income (loss) before change in accounting principle                        $     6.52   $    14.90   $   (39.80)
  Change in accounting principle, net of tax                                          -        (0.11)           -
                                                                             -----------  -----------  -----------
  Diluted earnings (loss) per common share                                   $     6.52   $   14.79   $    (39.80)
                                                                             ==========  ============  ===========

See notes to consolidated financial statements.

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS  IN  THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Notes
                                                    Class A    Restricted   Additional                             Received/
                                           Common    Common     Class A       Paid-In     Retained    Treasury    Issuance of
                                            Stock    Stock       Stock        Capital     Earnings     Stock         Stock
                                           -------  --------  ------------  -----------  ----------  ----------  -------------
Balance, June 30, 2001                     $   730  $  3,732  $         -   $     5,503  $  63,653   $  (8,204)  $     (1,089)
                                           =======  ========  ============  ===========  ==========  ==========  =============
  Comprehensive loss                                                                       (26,180)
  Dividends                                                                                 (1,051)
  Class A stock issued for services                    1,360
  Purchase of treasury stock - common                                                                   (1,262)
  Purchase of treasury stock - Class A                                                                    (571)
  Reduction of notes receivable                                                                                           700
                                           -------  --------  ------------  -----------  ----------  ----------  -------------
Balance, June 30, 2002                     $   730  $  5,092  $         -   $     5,503  $  36,422   $ (10,037)  $       (389)
                                           =======  ========  ============  ===========  ==========  ==========  =============
  Comprehensive income (loss)                                                                9,844
  Dividends                                                                                 (1,116)
  Purchase of stock - common                                                                              (854)
  Purchase of stock - Class A                                                                             (639)
  Reduction of notes receivable                                                                                            95
                                           -------  --------  ------------  -----------  ----------  ----------  -------------
Balance, June 30, 2003                     $   730  $  5,092  $         -   $     5,503  $  45,150   $ (11,530)  $       (294)
                                           =======  ========  ============  ===========  ==========  ==========  =============
  Comprehensive income (loss)                                                                4,295
  Dividends                                                                                 (1,245)
  Issuance of stock - Class A                            554        2,410
  Restricted stock amortization
  Purchase of stock - common                                                                            (1,473)
  Purchase of stock - Class A                                         (29)                                (336)
  Shares subject to mandatory redemption
     upon adoption of SFAS No. 150                                                                      (1,383)
  Reduction of notes receivable                                                                                            62
                                           -------  --------  ------------  -----------  ----------  ----------  -------------
Balance, June 30, 2004                     $   730  $  5,646  $     2,381   $     5,503  $  48,200   $ (14,722)  $       (232)
                                           =======  ========  ============  ===========  ==========  ==========  =============



                                                            Accum. Other         Total
                                              Deferred      Comprehensive    Stockholders'
                                            Compensation    Income (Loss)       Equity
                                           --------------  ---------------  ---------------
Balance, June 30, 2001                     $           -   $          501   $       64,826
                                           ==============  ===============  ===============
  Comprehensive loss                                                 (678)         (26,858)
  Dividends                                                                         (1,051)
  Class A stock issued for services                                                  1,360
  Purchase of treasury stock - common                                               (1,262)
  Purchase of treasury stock - Class A                                                (571)
  Reduction of notes receivable                                                        700
                                           --------------  ---------------  ---------------
Balance, June 30, 2002                     $           -   $         (177)  $       37,144
                                           ==============  ===============  ===============
  Comprehensive income (loss)                                        (796)           9,048
  Dividends                                                                         (1,116)
  Purchase of stock - common                                                          (854)
  Purchase of stock - Class A                                                         (639)
  Reduction of notes receivable                                                         95
                                           --------------  ---------------  ---------------
Balance, June 30, 2003                     $           -   $         (973)  $       43,678
                                           ==============  ===============  ===============
  Comprehensive income (loss)                                      (2,284)           2,011
  Dividends                                                                         (1,245)
  Issuance of stock - Class A                     (2,133)                              831
  Restricted stock amortization                      246                               246
  Purchase of stock - common                                                        (1,473)
  Purchase of stock - Class A                                                         (365)
  Shares subject to mandatory redemption
     upon adoption of SFAS No. 150                                                  (1,383)
  Reduction of notes receivable                                                         62
                                           --------------  ---------------  ---------------
Balance, June 30, 2004                     $      (1,887)  $       (3,257)  $       42,362
                                           ==============  ===============  ===============

ENERGY  CORPORATION  OF  AMERICA  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
                                                                              2004       2003       2002
                                                                            ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $  4,295   $  9,844   $(26,180)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depletion, depreciation and amortization                                  17,490     16,434     16,031
    (Gain) loss on sale of assets                                             (8,289)       433       (319)
    Gain on redemption of senior bonds                                          (513)   (23,672)         -
    Deferred income taxes                                                     (2,870)    12,685    (12,492)
    Exploration and impairment                                                10,730     11,508     27,227
    Other, net                                                                   481      2,636      2,322
                                                                            ---------  ---------  ---------
                                                                              21,324     29,868      6,589
Changes in assets and liabilities:
  Accounts receivable                                                          2,149     (4,817)     3,187
  Income taxes receivable                                                          -          -     (2,066)
  Income taxes payable                                                        (1,357)     3,081          -
  Prepaid and other assets                                                      (165)    (1,560)    (1,030)
  Accounts payable and accrued expenses                                          521       (627)    (2,218)
  Funds held for future distributions                                           (516)     5,803     (3,253)
  Other                                                                           52     (8,522)   (23,405)
                                                                            ---------  ---------  ---------
    Net cash provided (used) by operating activities                          22,008     23,226    (22,196)

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                             (21,910)   (37,632)   (38,294)
  Proceeds from sale of assets                                                10,844      3,532        704
  Notes receivable and other                                                   1,560      1,259         86
                                                                            ---------  ---------  ---------
    Net cash used by investing activities from operations                     (9,506)   (32,841)   (37,504)
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                67,281     72,635          -
  Principal payment on long-term debt                                        (76,005)   (73,434)      (145)
  Proceeds from issuance of stock                                                257          -          -
  Purchase of treasury stock and other financing activities                   (1,811)    (1,447)    (1,663)
  Dividends paid                                                              (1,234)    (1,083)    (1,053)
                                                                            ---------  ---------  ---------
    Net cash used by financing activities from operations                    (11,512)    (3,329)    (2,861)
                                                                            ---------  ---------  ---------
    Net (decrease) increase in cash and cash equivalents                         990    (12,944)   (62,561)
    Cash and cash equivalents, beginning of period                             4,831     17,775     80,336
                                                                            ---------  ---------  ---------
Cash and cash equivalents, end of period                                    $  5,821   $  4,831   $ 17,775
                                                                            =========  =========  =========

See notes to consolidated financial statements.

ENERGY  CORPORATION  OF  AMERICA
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (LOSS)
FOR  THE  YEARS  ENDED  JUNE  30
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                    2004      2003      2002
                                                  --------  --------  ---------
Net income (loss)                                 $ 4,295   $ 9,844   $(26,180)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment:
    Current period change                             755       854      1,627
  Marketable securities:
    Unrealized loss                                     -        (5)      (102)
    Reclassification to earnings                        -       (25)        (4)
  Oil and gas derivatives:
    Net cumulative effect adjustment                    -         -          -
    Current period transactions                    (2,775)   (2,351)     1,999
    Reclassification to earnings                     (264)      731     (4,198)
                                                  --------  --------  ---------
Other comprehensive loss, net of tax               (2,284)     (796)      (678)
                                                  --------  --------  ---------
Comprehensive income (loss)                       $ 2,011   $ 9,048   $(26,858)
                                                  ========  ========  =========

See notes to consolidated financial statements.

ENERGY CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

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

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its subsidiaries. Investments in affiliates in which the Company owns greater than 50% are consolidated. Investments in which the Company owns from 20% to 50% are accounted for by the equity method if the Company has the ability to exert significant influence over the investee, but does not otherwise have the ability to control. Investments in less than 20% owned affiliates and affiliates in which the Company does not exhibit significant influence are accounted for under the cost method. The Company has investments in oil and gas limited partnerships and joint ventures and has recognized its proportionate share of these entities' revenues, expenses, assets and liabilities. All significant intercompany transactions have been eliminated in consolidation.

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

     At June 30 property, plant and equipment consisted of the following (in thousands):

                                                               2004        2003
                                                            ----------  ----------
Oil and gas properties                                      $ 345,556   $ 337,904
Pipelines                                                      21,856      20,594
Other property and equipment                                   22,825      23,537
                                                            ----------  ----------
                                                              390,237     382,035
Less accumulated depletion, depreciation and amortization    (143,846)   (128,765)
                                                            ----------  ----------
Net property, plant and equipment                           $ 246,391   $ 253,270
                                                            ==========  ==========

     Long-Lived  Assets  -  Statement of Financial Accounting Standards ("SFAS")
     ------------------
     No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires all companies to assess long-lived assets and assets to be disposed of for impairment. For the year ended June 30, 2004, the impairment recognized by the Company primarily consists of oil and gas property of $2.4 million and other property of $1.1 million. The other property is primarily related to the sale of an interest in a drilling rig held with Breitburn Energy Company L.P. ("BECLP") and is discussed further in Note 10. During the fiscal year ended June 30, 2003 the Company recognized impairment of oil and gas property of $3.1 million.

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

     Deferred  Trust  Revenue-  In  1993,  the Company sold working interests in
     ------------------------
     certain Appalachian gas properties in connection with the formation of the Eastern American Natural Gas Trust ("the Royalty Trust"). A portion of the proceeds from the sale of these interests, representing term net profits interest, was accounted for as a production payment and was classified as deferred trust revenue. The deferred revenue is recognized as production occurs for the term properties.

     Revenues  and  Gas  Costs - Oil and gas sales, and aggregation and pipeline
     -------------------------
     revenues are recognized as income when the oil or gas is produced and sold. Monthly, the Company makes estimates of the amount of production delivered to the purchaser and the price to be received. The Company uses its knowledge of properties, historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Gas costs are expensed as incurred.

     Stock  Compensation  -  As  permitted  under  SFAS No. 123, "Accounting for
     -------------------
     Stock-Based Compensation", the Company has elected to continue to measure compensation costs for stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Stock compensation expense of $0.5 million and $0.9 million was recognized in June 30, 2004 and June 30, 2002, respectively, with no expense recorded for the year ended June 30, 2003.


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

     Derivatives  -  In accordance with SFAS No. 133, "Accounting for Derivative
     -----------
     Instruments and Hedging Activities", as amended, all derivative instruments are recorded as assets or liabilities in the Company's balance sheet and measurement of those instruments at its' estimated fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income; to the extent the hedge is effective, until the hedged item is recognized in earnings. Hedge effectiveness is measured monthly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness and any derivatives not qualifying as hedges are recognized immediately in earnings.

     Accumulated  Other  Comprehensive  Loss-  At  June  30  accumulated  other
     ---------------------------------------
     comprehensive  loss  consisted  of  the  following  (in  thousands):

                                                      2004        2003
                                                    --------    --------
          Foreign currency translation              $ 1,122     $   367
          Natural gas hedging                        (4,379)     (1,340)
                                                    --------    --------
            Accumulated other comprehensive loss    $(3,257)    $  (973)
                                                    ========    ========

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

     Environmental  Concerns  -  The  Company  is  continually taking actions it
     -----------------------
     believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2004, the Company has not been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.

     Prior  Year Reclassifications - Certain amounts in the financial statements
     -----------------------------
     of prior years have been reclassified to conform to the current year presentation.

     Recent  Accounting Pronouncements - In March 2004, the Emerging Issues Task
     ---------------------------------
     Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP") FAS Nos. 141-1 and 142-1. In addition, proposed FSP 142-b confirms that SFAS 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, the Company has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 and the related FSPs have not affected the Company's consolidated financial statements.

     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires instruments that fall within the scope of this pronouncement to be classified as liabilities. The Company early adopted SFAS No. 150 at the beginning of the fourth quarter of the year ended June 30, 2004. The effect of this adoption was an increase to other current liabilities of $0.2 million, other long term obligations of $1.2 million and a $1.4 million decrease in stockholders' equity.

     Asset  Retirement  Obligations  -  The  Company  accounts  for  its'  asset
     ------------------------------
     retirement obligations according to SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset.

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

The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligations.

                                                              (IN THOUSANDS)
                                                               2004    2003
                                                              ------  ------

Asset retirement obligation as of the beginning of the year   $ 724   $ 471
    Accretion expense                                            44      33
    Liabilities incurred                                         22     181
    Liabilities settled                                        (175)    (86)
    Change in estimate                                           58     125
                                                              ------  ------
Asset retirement obligation as of the end of the year         $ 673   $ 724
                                                              ======  ======


     Supplemental  Disclosures of Cash Flow Information - Supplemental cash flow
     --------------------------------------------------
     information for the years ended June 30 is as follows (in thousands):

                                                 2004      2003
                                               --------  --------
Cash paid for:
  Interest                                     $15,069   $16,383
  Income taxes                                      25        15
Income taxes refunded                              (38)   (9,809)
Noncash investing and financing activities:
    Dividends declared and unpaid at year end      308       297


3.   ACQUISITIONS

     The Company finalized the purchase of an additional 100-mile long natural gas gathering system ("System 8000") from Columbia Gas Transmission for a purchase price of $1.2 million during the first quarter of fiscal year 2005. System 8000 is located in northeastern West Virginia and is situate among one of the Company's existing operating areas.

     On February 5, 2003, the Company purchased certain oil and gas properties located in southern West Virginia for $5.6 million, after certain adjustments. The purchase included proved developed producing gas reserves, estimated at 4 Bcf, 90 producing wells and over 30,000 acres.

4.   RISK  MANAGEMENT

     The Company periodically hedges a portion of its oil and gas production through futures and swap agreements. The purpose of the hedge is to provide a measure of stability in the volatile environment of oil and gas prices and to manage exposure to commodity price risk under existing sales or purchase commitments. All of the Company's price swap agreements in place at June 30, 2004 are designated as cash flow hedges. At June 30, 2004, the Company had swap agreements maturing from July 2004 through June 2005 covering 4,375,000 Mmbtu. At June 30, 2004, the

     Company had recorded a $4.4 million loss in accumulated other comprehensive income, $0.03 million of short term derivative assets, $7.3 million in short term derivative liabilities and $2.9 million in deferred tax asset. At June 30, 2003, the Company had swap agreements maturing from July 2003 through June 2005 covering 5,058,000 Mmbtu. As of June 30, 2003 the Company had recorded a $1.3 million loss in accumulated other comprehensive income, $0.8 million in short term derivative liabilities, $1.3 million in long term derivative liabilities, and $0.8 million in deferred tax asset.

     For the year ended June 30, 2004 the Company recognized a net loss in revenues on its natural gas hedging activities of $0.4 million. For the year ended June 30, 2003, the Company recognized a net loss in revenues on its natural gas hedging activities of $1.2 million and a net gain of $6.7 million for the year ended June 30, 2002. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $4.4 million.

     5.     DEBT

     Long-Term  Debt  - At June 30 long-term debt consisted of the following (in
     ---------------
     thousands):

                                                                      2004       2003
                                                                    ---------  ---------
ECA senior subordinated notes, interest at 9.5% payable
  semi-annually, due May 15, 2007                                   $126,033   $132,073
Revolving credit agreements, variable rates                           37,109     40,227
Installment notes payable, at imputed interest rates ranging from
  from 8.0% to 9.5%                                                      897      1,030
                                                                    ---------  ---------
                                                                     164,039    173,330
Less current portion                                                  (1,145)      (133)
                                                                    ---------  ---------
                                                                    $162,894   $173,197
                                                                    =========  =========

     Scheduled maturities of the Company's long-term debt at June 30, 2004 for each of the next five years and thereafter are as follows (in thousands):

2005                                    $ 35,213
2006                                         213
2007                                      92,142
2008                                         100
2009                                      36,209
 Thereafter                                  484
                                        --------
 Total payments                          164,361
 Less:  imputed interest                     322
                                        --------
 Present value of scheduled maturities  $164,039
                                        ========

     Senior  Subordinated  Notes  -The  Company  has 9 1/2 % Senior Subordinated
     ---------------------------
     Notes ("Notes") that are due May 15, 2007. The agreement contains certain restrictions and conditions among which are limitations on indebtedness, dividends and investments, and certain interest coverage ratio requirements.

     The Company purchased $6.04 million of its Notes during the twelve months ended June 30, 2004, $2.04 million in privately negotiated transactions and $4.0 million pursuant to an Asset Sale Offer as defined in the Indenture for the Notes that resulted in a gain of $0.5 million which was included in interest income and other.

     The Company purchased $34 million of the Notes on July 29, 2004 pursuant to an Asset Sale Offer as defined in the Indenture for the Notes. The Company classified this debt as long term at June 30, 2004 as a result of entering into an amended and restated credit agreement in place that allowed the Company to refinance the debt on a long term basis. See Note 18 for further discussion.

     For the year ended June 30, 2003 the Company purchased approximately $65.6 million of the Notes that resulted in a gain of $23.7 million which was included in interest income and other.

     Revolving  Credit  and Term Loan -As previously reported, on July 10, 2002,
     --------------------------------
     the Company entered into a $50 million revolving Credit Agreement with Foothill Capital Corporation, now Wells Fargo Foothill, Inc. ("Foothill"). The Company and Foothill have entered into an Amended and Restated Credit Agreement dated June 10, 2004 (the "Restated Credit Agreement"). The
     Restated Credit Agreement provides for the $50 million revolving credit facility to be extended and for the Company to be provided with additional credit in the form of a single advance term loan in the amount of $50 million. The term loan contains requirements for principal payments of $1 million each at July 10, 2005, 2006 and 2007, with the remaining balance due on July 10, 2008. Depending on the Company's level of borrowing under the Restated Credit Agreement, the applicable interest rates for base rate loans are based on Wells Fargo's prime rate plus 0.25% to 0.75%. The Company has the ability under the Restated Credit Agreement to designate certain loans as Libor Rate Loans at interest rates based upon the rate at which dollar deposits are offered to major banks in the London interbank market plus 2.25% to 2.75%. The Restated Credit Agreement expires on July 10, 2008.

     The obligations under the Restated Credit Agreement are secured by certain of the existing proved producing oil and gas assets of the Company. The Restated Credit Agreement, among other things, restricts the ability of the Company and its subsidiaries to incur new debt, grant additional security interests in its collateral, engage in certain merger or reorganization activities, or dispose of certain assets. As of September 23, 2004, there are $50.0 million in outstanding borrowings under the term loan and $15 million in outstanding borrowings under the revolving loan.

     Other  Credit  Facilities  - The Company has an unsecured revolving line of
     -------------------------
     credit totaling $3.0 million with a financial institution with an interest rate of prime plus 0.25%, which reduces by $1.0 million in November 2004 and expires on June 30, 2005. As of June 30, 2004, there was $1.0 million outstanding under the line of credit and $1.8 million was committed through letters of credit. As of June 30, 2003, there was $1.0 million outstanding under the line of credit.

     Other  Notes - In December 2000 the Company assumed a note which stipulated
     ------------
     that the Company will pay consecutive equal monthly payments with the first scheduled payment to be made by the Company on January 15, 2000 and the final scheduled payment due on April 15, 2014. As of June 30, 2004 and 2003, the balance due was $1.0 million and $1.1 respectively.

     The Company purchased certain pipelines during 1998 constituting a natural gas gathering system in the State of West Virginia. The Company paid the seller $1.2 million for the facilities. In accordance with the agreement, the Company paid $0.3 million at closing with the balance due to the seller in one hundred consecutive equal monthly installments beginning in March 1998. As of June 30, 2004 and 2003, the balance due to the seller was $0.2 and $0.3 million respectively.

6.   INCOME  TAXES

     The following table summarizes components of the Company's provision (benefit) for income taxes for the years ended June 30 (in thousands):

                                                2004      2003      2002
                                              --------  --------  ---------
Current:
  Federal                                     $(1,523)  $(6,610)  $ (3,436)
  State                                          (329)       (2)     1,385
                                              --------  --------  ---------
  Total current                                (1,852)   (6,612)    (2,051)
                                              --------  --------  ---------
Deferred:
  Federal                                      (2,116)   11,502    (13,381)
  State                                          (754)    1,183     (1,390)
                                              --------  --------  ---------
  Total deferred                               (2,870)   12,685    (14,771)
                                              --------  --------  ---------
  Total provision (benefit) for income taxes  $(4,722)  $ 6,073   $(16,822)
                                              ========  ========  =========


     A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended June 30 is summarized below (in thousands):

                                                         2004     2003      2002
                                                       --------  -------  ---------
Tax provision (benefit) at the federal statutory rate  $  (150)  $5,513   $(15,051)
State taxes, net of federal tax effects                    (25)     663     (2,516)
Effect of rate change                                        -       12        103
Change in valuation allowance on federal, foreign
and state deferred tax assets, net of federal effect         -        -     (2,048)
Change in tax contingency                               (4,514)       -          -
Other, net                                                 (33)    (115)     2,690
                                                       --------  -------  ---------
Total provision (benefit) for income taxes             $(4,722)  $6,073   $(16,822)
                                                       ========  =======  =========

Components of the Company's deferred tax assets and liabilities, as of June 30 are as follows (in thousands):

                                        2004       2003
                                      ---------  ---------
Deferred tax assets:
  Royalty Trust agreements            $  4,087   $  4,640
  Tax credits and carryforwards          7,236      7,795
  Other                                  3,294      2,512
                                      ---------  ---------
    Total deferred tax assets           14,617     14,947
                                      ---------  ---------
Deferred tax liabilities:
  Property, plant and equipment        (31,770)   (28,920)
  Other liabilities                       (312)    (6,362)
                                      ---------  ---------
    Total deferred tax liabilities     (32,082)   (35,282)
                                      ---------  ---------

Net deferred tax liability            $(17,465)  $(20,335)
                                      =========  =========

Current deferred tax asset            $  2,087   $     41
Long-term deferred tax liability       (19,552)   (20,376)
                                      ---------  ---------
Net deferred tax liability            $(17,465)  $(20,335)
                                      =========  =========

At June 30 the Company has the following federal and state tax credits and carryforwards (in thousands):

                                                 2004                 2003
                                                     Year of              Year of
                                           Amount   Expiration  Amount   Expiration
                                           -------  ----------  -------  ----------
AMT tax credits                            $ 3,591  None        $ 4,444  None
Charitable contribution carryforwards          166   2007-2008        3   2007-2008
                                           -------              -------
Total federal credits and carryforwards    $ 3,757              $ 4,447
                                           =======              =======

State net operating loss carryforwards     $ 3,479   2005-2022  $ 3,348   2005-2022
                                           -------              -------
Total state carryforwards                  $ 3,479              $ 3,348
                                           =======              =======

Total federal and state carryforwards      $ 7,236              $ 7,795
                                           =======              =======

     At June 30, 2001, the Company had West Virginia state tax credits of $3.7 million. The Company was eligible for relocation incentives taken in the form of tax credits from West Virginia. The incentive amounts were based upon investments made and jobs created in that state. Tax credits generated by the Company were used primarily to offset the payment of severance, property and state income taxes. Based on the then existing future taxable temporary differences and projections of future West Virginia severance, property and state income taxes, management had provided a valuation allowance of $3.2 million for that portion of the credits that were not expected to be utilized. At June 30, 2003 the Company had utilized the entire $3.7 million of WV state tax credits and had reversed the related $3.2 million valuation allowance.

     During 2004, the Company utilized $0.9 million in AMT Credits. The $3.6 million in remaining AMT credits may be utilized in future periods.

     In March 2004, the U.S. Internal Revenue Service ("IRS") notified the Company that it was initiating an audit of the Company's federal income tax return for the tax year ending June 30, 2002. The IRS is also reviewing the refund claim filed by the Company due to the amended federal income tax return for the tax year ending June 30, 1999. The Company has not received any notices of proposed adjustments and believes that it has adequately provided for any potential tax liability that may be assessed by the IRS. In connection with the evaluation of contingencies, the Company continues to perform periodic reviews. During 2004, the Company adjusted the contingency balance for items that are closed or no longer applicable.

7.   EMPLOYEE  BENEFIT  PLANS

     The Company and certain subsidiaries, have a Profit Sharing/Incentive Stock Plan (the "Plan") for the stated purpose of expanding and improving profits and prosperity and to assist the Company in attracting and retaining key personnel. The Plan is noncontributory, and its continuance from year to year is at the discretion of the Board of Directors. The annual profit sharing pool is based on calculations set forth in the Plan. Generally, to be eligible to participate, an employee must have been continuously employed for two or more years; however, employees with less than two years of employment may participate under certain circumstances. The Company recognized $1.7 million and $2.4 million of profit sharing expense during the years ended June 30, 2004 and 2003, respectively, while no profit sharing expense was recognized for the year ended June 30, 2002.

     The Company sponsors a Section 401(k) plan covering all full-time employees who wish to participate. The Company's contributions, which are principally based on a percentage of the employee contributions, and charged against income as incurred, totaled $0.29 million, $0.27 million and $0.25 million for the years ended June 30, 2004, 2003, and 2002.

8.   CAPITAL  STOCK

     Voting  Common  Stock-  In  May 1995, the Company was reincorporated in the
     ---------------------
     State of West Virginia. As part of this reincorporation, each outstanding share of then existing no-par value common stock was converted to one share of $1 par value common stock.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by the Kenneth W. Brill, estate. The agreement outlines the repurchase of 49,110 shares of stock by the Company or through third parties, at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements. On June 30, 2004, the Company's remaining repurchase obligation under the Agreement is approximately $2.9 million. Upon adoption of SFAS No. 150, as described in Note 2, $1.4 million of the obligation was reclassified as a liability and the remaining $1.5 million is included in stockholders' equity as third parties have agreed to purchase such amount.

     Class  A  Non-Voting Common Stock - In August 1998, the Company amended its
     ---------------------------------
     articles of incorporation authorizing the issuance of up to 100,000 shares of Class A non-voting common stock.

     During October, 2003, ECA offered its employees that were participants in the 2003 Profit Sharing program, the opportunity to purchase Class A stock having certain restrictions. Employees were awarded the right to purchase a specified number of shares, with the restrictions expiring over a specified period of time. As a result of this program, 16,850 shares of restricted stock were issued for $15 per share vesting over five years. Deferred compensation was recognized based on the fair value of the stock at issuance and is being amortized over the vesting period. The Company repurchased 201 shares of the restricted stock during the year ended June 30, 2004.

     Treasury Stock - At June 30, 2004, the Company had 126,613 shares of voting
     --------------
     common stock in treasury, carried at cost. The Company purchased 15,367 and 6,262 shares of voting common stock during the years ended June 30, 2004 and 2003, respectively. At June 30, 2004, the Company had 21,202 shares of non-voting Class A stock in treasury, carried at cost. The Company purchased 2,349 and 4,473 shares of non-voting Class A stock during the years ended June 30, 2004 and 2003.

     Stock  Plans  -  During fiscal 1999, the Company created an incentive stock
     ------------
     purchase agreement, primarily for outside Directors. Under the agreement, options to purchase voting common stock were granted at $75 per share, based on the fair market value as determined by the Board of Directors and are exercisable based on the following schedule:

                                           Number of
            Exercise Period                 Shares
     -------------------------------------  ---------

     January 1, 2000 to December 31, 2004     10,002
     January 1, 2001 to December 31, 2005      9,996
                                           ---------
                                              19,998
                                           =========

     No options were exercised for either of the years ended June 30, 2004 or 2003. Therefore, as of June 30, 2004, all the remaining options were exercisable. Fair value of the options at the grant dates, as estimated by management, was nominal.


9.   EARNINGS  PER  SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share has been computed based upon the weighted average shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended June 30 is as follows:

                                                2004      2003       2002
                                              --------  ---------  ---------
Income (loss) before cumulative effect of
  change in accounting principle              $  4,295  $  9,917   $(26,180)
Change in accounting principle, net of tax           -       (73)         -
                                              ------------------------------
Net income (loss)                             $  4,295  $  9,844   $(26,180)
----------------------------------------------------------------------------

Weighted average common shares:
          Basic                                648,835   651,205    657,707
          Diluted                              658,345   665,471    657,707
----------------------------------------------------------------------------

Basic net income (loss) per common share:
Income (loss) from operations before
  extraordinary items                         $   6.62  $  15.23   $ (39.80)
Change in accounting principle, net of tax           -     (0.11)         -
----------------------------------------------------------------------------
Basic net income (loss) per common share      $   6.62  $  15.12   $ (39.80)
----------------------------------------------------------------------------

Diluted net income (loss) per common share:
Income (loss) from operations before
  extraordinary items                         $   6.52  $  14.90   $ (39.80)
Change in accounting principle, net of tax           -     (0.11)         -
----------------------------------------------------------------------------
Diluted net income (loss) per common share    $   6.52  $  14.79   $ (39.80)
----------------------------------------------------------------------------

     For fiscal year 2002 the effect of 14,226 shares related to outstanding stock options were not included in the computation of diluted net loss per share because to do so would have been antidilutive

10.  UNCONSOLIDATED  AFFILIATE

     The Company owned a 25.35% members' interest in Breitburn Energy Company, LLC ("BEC"). The Company's investment in BEC was accounted for under the equity method. Although BEC had current year earnings, the Company's share of net losses since inception continued to exceed the carrying amount of the investment. Therefore, the investment had been reduced to zero and equity and earnings would not have been recognized until the Company's share of net income equaled its share of unrecognized net losses.

     During June 2004, the Company sold its' membership interest in BEC for gross proceeds of $9.2 million. A pre-tax gain of $7.4 million was recognized and a liability of $1.8 million established as a reserve against items for which the Company was required to indemnify the buyer for a period of 180 days after closing pursuant to the agreement. Net proceeds from the sale are subject to certain reinvestment provisions of the Company's Notes.

Summarized financial information for BEC as of and for the years ended December 31, is as follows (in thousands):

                                                  2003       2002       2001
                                                ---------  ---------  --------

Current assets                                  $  7,181   $  6,679   $ 11,336
Oil and gas properties                            96,846    110,555    100,833
Other assets                                       1,326      1,309      1,966
                                                ---------  ---------  --------
  Total assets                                  $105,353   $118,543   $114,135
                                                =========  =========  ========
Current liabilities                             $ 55,736   $ 14,149   $ 14,505
Long-term debt                                         -     63,900     51,700
Other liabilities                                  6,459      7,953      8,092
Redeemable preferred shares                       37,785     34,925     34,287
Members' equity (deficit)                         14,674      2,262      1,764
Accumulated other comprehensive (loss) income     (9,301)    (4,646)     3,787
                                                ---------  ---------  --------
  Total liabilities and equity                  $105,353   $118,543   $114,135
                                                =========  =========  ========
Net sales                                       $ 42,181   $ 38,002   $ 44,173
Operating income                                  18,892     13,872     16,737
Net income                                      $ 17,112   $  4,782   $ 10,259


     The Company owned working interest in certain oil and gas properties and an interest in a drilling rig with BECLP. The Company completed the sale of its' interest in these properties to BECLP for $2.5 million as of September 2004 with an effective date of June 30, 2004. As of June 30, 2004, the Company has recognized impairment for these assets of $2.0 million and has reclassified $2.5 million in property assets as assets held for sale which is included in other current assets.

11.  OPERATING  LEASES

     The Company has noncancelable operating lease agreements for the rental of office space, computers and other equipment. Certain of these leases contain purchase options or renewal clauses. Rental expense for operating leases was approximately $1.1 million for the year ended June 30, 2004 and $1.4 million for each of the years ended June 30, 2003 and 2002.

     At June 30, 2004 future minimum lease payments for each of the next five years and thereafter are as follows (in thousands):

                              2005     $1,131
                              2006        497
                              2007        386
                              2008        370
                              2009        307
                     Thereafter           543
                                       ------
                                       $3,234
                                       ======

12.  RELATED  PARTY  TRANSACTIONS

     The Company has entered into a rental arrangement for office space from a corporation in which certain officers are shareholders. Rent payments totaled $0.56 million for each of the years ended June 30, 2004, 2003 and 2002.

     The Company sold its' Royalty Trust units to a Foundation controlled by a director of the Company, at the then fair market value in December 2003.

     The Company acquired interests in various Petroleum Exploration Permits in New Zealand during the year ended June 30, 2003 from an entity controlled by a former officer of the Company for approximately $300,000.

     The Company advanced funds to certain officers and other related parties, at 7% to 8% interest. Balances totaled $0.2 million at June 30, 2004 and $0.3 million at June 30, 2003. A provision in the agreements cancels the principal balance if the employee remains in the continuous employment of the Company for three to four years, depending on the agreement.

     In 1998, the Company issued promissory notes to certain employees as part of a Class A incentive stock purchase agreement, whereby 13,669 shares were issued at $75 per share. The carrying value of these notes was minimal at June 30, 2004 and $0.1 million at June 30, 2003. The notes have interest rates of 6.5% and 8%. A provision in the agreements cancels the principal balance over a period of four years if the employee remains in the continuous employment of the Company through December 31, 2005.

     Between 1995 and 1997, the Company issued 4,800 shares of common stock as part of an incentive stock option agreement with two officers for promissory notes. The carrying value of these notes was $0.2 million at June 30, 2004 and 2003. Interest rates are calculated at LIBOR plus 1.5%. No cancellation provision was included with this stock incentive program.

     During fiscal 1999, the Company purchased from certain officers and directors, for $2.4 million, volumetric production from wells in New Zealand. Future production, totaling 3.3 million Mcf, otherwise allocable to the officers and directors will be allocated to the Company. The Company has recorded the payment as an investment in oil and gas properties. During fiscal years 2003 and 2002, certain officers and directors representing approximately 74% of the total production, assigned back their interest in these properties for nominal consideration. The remaining book value of this asset at June 30, 2004 is $1.0 million.


13.  CONTRACT  SETTLEMENTS

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


14.  COMMITMENTS  AND  CONTINGENCIES

     In 1993, the Company sold working interests in certain Appalachian gas properties in connection with the formation of the Eastern American Natural Gas Trust ("Royalty Trust"). A portion of the proceeds from the sale of these interests, representing a term net profits interest, was accounted for as a production payment and is currently classified as other current and long-term liabilities. As of June 30, 2000, the Company determined that due to the rising cost of transporting gas, the total deferred revenue would not be realizable. Therefore, $4.9 million, the amount related to the royalty portion, was impaired and $6.2 million, the amount related to the term portion, was reclassified to other current and long-term liabilities. These amounts are amortized as the associated volumes are sold. The remaining unamortized other current and long-term liabilities are $7.1 and $8.1 million at June 30, 2004 and 2003, respectively.

     The  Company  entered  into  a gas sales contract with AFG Industries, Inc.
     ("AFG") for the sale of up to 4,000 MMBtu per day from January 1, 2004 through December 31, 2004. AFG is a "Float Glass" plant adjacent to an existing Company pipeline. The sales contract price is based off the NYMEX settlement price for Natural Gas Henry Hub Futures Contracts each month plus an Appalachian Basis component.

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

     Notes  Receivable  -  The notes receivable accrue interest at a fixed rate.
     -----------------
     The carrying value approximates fair value which was estimated using discounted cash flows based on current interest rates for notes with similar credit characteristics and maturities.

     Long-Term  Debt  - The Company's subordinated debt is traded publicly.  The
     ---------------
     market value at the end of the year was used for valuation purposes. The remaining portion of the Company's long-term debt is comprised of revolving lines of credit with variable rates and fixed rate facilities. At June 30, 2004, the fair value of the Company's subordinated debt was $118.5 million and the book value was $126.0 million. At June 30, 2003, the fair value of the Company's subordinated debt was $92.4 million and the book value was $132.1 million.


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


16.  INDUSTRY  SEGMENTS

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the aggregation and pipeline segment arise from the aggregation of both Company and third party produced natural gas volumes and the related transportation. Management utilizes earnings before interest, income taxes, depreciation, depletion, amortization and impairment and exploratory costs ("EBITDAX"), a non-GAAP financial measure, to evaluate each segment's operations.

     Reconciliation of non-GAAP financial measure is as follows (in thousands):

                                                             Twelve Months Ended June 30
                                                                   (in thousands)
                                                            -----------------------------
                                                              2004      2003      2002
                                                            --------  --------  ---------

Net income (loss)                                           $ 4,295   $ 9,844   $(26,180)

Add:
  Interest expense                                           15,069    16,383     19,671
  Depletion and depreciation of oil and gas properties       13,300    12,140     12,362
  Depreciation of pipelines, other property and equipment     4,190     4,294      2,934
  Exploration and impairment                                 10,796    11,729     27,693
  Income tax expense (benefit)                               (4,722)    6,073    (16,822)
Subtract:
  Change in accounting principle, net of tax                      -       (73)         -

                                                            --------  --------  ---------
EBITDAX                                                     $42,928   $60,536   $ 19,658
                                                            --------  --------  ---------

     Summarized financial information for the Company's reportable segments is shown in the following table. The "other" column includes items related to drilling rig operations and corporate items (in thousands):

                                         Exploration    Aggregation
                                             and            and
                                         Production      Pipeline      Other     Consolidated
                                        -------------  -------------  --------  --------------
                   2004
Sales to unaffiliated customers         $     62,432   $     60,819   $   122   $     123,373
Depreciation, depletion, amortization         14,721            630     2,139          17,490
Impairment and exploratory costs              10,780             16         -          10,796
Operating profit                              15,381          2,218    (1,477)         16,122
Interest expense, net                         22,180         (7,453)       82          14,809
EBITDAX                                       42,388          2,710    (2,170)         42,928
Total assets                                 174,540         96,362    19,310         290,212
Capital expenditures                          19,012          1,927       971          21,910
----------------------------------------------------------------------------------------------
                   2003
Sales to unaffiliated customers         $     56,907   $     60,484   $    35   $     117,426
Depreciation, depletion, amortization         13,559            661     2,214          16,434
Impairment and exploratory costs              11,729              -         -          11,729
Operating profit                               1,106          3,922     1,257           6,285
Interest expense, net                         21,982         (6,486)      273          15,769
EBITDAX                                       29,125          4,718    26,694          60,537
Total assets                                 191,190         88,831    15,812         295,833
Capital expenditures                          36,147            241     1,244          37,632
----------------------------------------------------------------------------------------------
                   2002
Sales to unaffiliated customers         $     44,429   $     41,209   $   504   $      86,142
Depreciation, depletion, amortization         13,741            859       696          15,296
Impairment and exploratory costs              26,127             89     1,478          27,694
Operating profit (loss)                      (22,507)           330    (2,292)        (24,469)
Interest expense, net                         21,238         (6,922)    3,663          17,979
EBITDAX                                       18,795          1,498      (635)         19,658
Total assets                                 186,587         78,226    39,923         304,736
Capital expenditures                          33,679            145     4,470          38,294
----------------------------------------------------------------------------------------------

     Operating profit represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the exploration and production segment are net long-lived assets located in New Zealand of $7.4 million, $6.1 million and $3.4 million, as of June 30, 2004, 2003 and 2002, respectively and revenues of $0.3 million for the year ended June 30, 2004 with no significant revenue recorded for the years ended June 30, 2003 and June 30, 2002.

     Revenues from two purchasers of the Company's production during the year ended June 30, 2004 represent $24.1 million and $12.8 million respectively of the Company's consolidated revenues within the Exploration and Production and Gas Aggregation and Pipeline segments. During the year ended June 30, 2003, revenues from three purchasers of the Company's production represented $17.0 million, $16.5 million and $14.6 million respectively of the Company's consolidated revenues within the Exploration and Production and Gas Aggregation and Pipeline segments.

17.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following represents selected quarterly financial information for the years ended June 30 (in thousands, except per share data):

                                                    Quarter Ended
                                 ---------------------------------------------------
           2004                   September 30    December 31   March 31    June 30
                                 --------------  -------------  ---------  ---------
Total revenue                    $      31,041   $     30,272   $  32,204  $ 29,856
Gross profit (loss)                      3,911          2,893       4,510     4,808
Income per share (a)
          basic                           0.91          (0.53)       6.98     (0.91)
          diluted                         0.89          (0.53)       6.88     (0.91)
 Net income (loss)                         587           (348)      4,631      (575)
                                                    Quarter Ended
                                 ---------------------------------------------------
           2003                  September 30    December 31    March 31   June 30
                                 --------------  -------------  ---------  ---------
Total revenue                    $      22,589   $     26,383   $  34,038  $ 34,416
Gross profit (loss)                        448         (1,735)      3,506     4,066
Income (loss) before change in
accounting principle                    (1,562)         8,320       3,347      (188)
Income per share
          basic                          (2.43)         12.77        5.15     (0.38)
          diluted                        (2.43)         12.49        5.04     (0.38)
 Net income (loss)                      (1,562)         8,320       3,347      (261)


     18.  SUBSEQUENT  EVENT

     As previously reported, the Company had been in litigation with certain Holders of its $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (the "Noteholders") (the "Notes"). The dispute involved the calculation of the Net Proceeds of an Asset Sale as defined in the Indenture dated May 23, 1997 between the Company and The Bank of New York. The Company and the Noteholders have settled the dispute, as memorialized in the Settlement Agreement executed as of February 24, 2004, and attached to the Form 8-K filed by the Company on February 24, 2004 as Exhibit 99.11 (the "Settlement Agreement"). In settlement of the dispute the Company agreed to repurchase $38 million in Notes. The Company met its obligations under the Settlement Agreement having finalized the first Asset Sale Offer (as defined under the Indenture) in the amount of $4 million on March 24, 2004 and the second Asset Sale Offer in the amount of $34 million, at face value, on July 29,

     2004. The United States District Court for the Southern District of West Virginia has entered a Dismissal Order dismissing the litigation with prejudice.

     At June 30, 2004, the Company classified $34 million of the Notes that was paid on July 29, 2004 as long term debt as a result of having an amended and restated credit agreement in place that allowed the Company to refinance the debt on a long term basis.


SUPPLEMENTAL  INFORMATION  ON  OIL  AND  GAS  PRODUCING  ACTIVITIES  (UNAUDITED)

Costs  -  The  following  tables set forth capitalized costs and costs incurred,
-----
including capitalized overhead, for oil and gas producing activities for the years ended June 30 (in thousands):

                                                       2004        2003       2002
                                                    ----------  ----------  ---------
Capitalized costs:
  Proved properties                                 $ 337,451   $ 327,958   $310,495
  Unproved properties                                   8,105       9,946      9,653
                                                    ----------  ----------  ---------
  Total                                               345,556     337,904    320,148
  Less accumulated depletion and depreciation        (119,613)   (107,233)   (97,523)
                                                    ----------  ----------  ---------
Net capitalized costs                               $ 225,943   $ 230,671   $222,625
                                                    ==========  ==========  =========

Company's share of equity method investee's net
  capitalized costs (see Note 10)                   $       -   $  27,167   $ 23,908
                                                    ==========  ==========  =========

Costs incurred:
  Acquisition of proved and unproved properties     $      72   $   5,879   $    717
  Development costs                                     7,892      14,105     10,977
  Exploration costs                                    10,449      15,292     20,737
                                                    ----------  ----------  ---------
Total costs incurred                                $  18,413   $  35,276   $ 32,431
                                                    ==========  ==========  =========

Company's share of equity method investee's total
  costs incurred (see Note 10)                      $   3,329   $   7,674   $  2,309
                                                    ==========  ==========  =========

Results  of  Operations  -  The  results of operations for oil and gas producing
-----------------------
activities, excluding corporate overhead and interest costs for the years ended June 30 are as follows (in thousands):

                                                     2004     2003      2002
                                                    -------  -------  --------
Revenues from sale of oil and gas                   $57,203  $51,410  $38,939
Less:
  Production costs                                    6,454    4,436    5,001
  Production taxes                                    4,143    3,233    2,077
  Exploration and impairment                          9,578   11,729   27,605
  Depletion, depreciation and amortization           13,300   12,140   12,362
  Income tax expense (benefit)                        9,432    7,353   (2,999)
                                                    -------  -------  --------
Income (loss) from oil and gas operations           $14,296  $12,519  $(5,107)
                                                    =======  =======  ========

Company's share of equity method investee's
  income from oil and gas operations (see Note 10)  $ 5,846  $ 4,354  $ 4,955
                                                    =======  =======  ========


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

                                                                 Natural Gas   Crude Oil
                                                                    (Mmcf)      (Mbbls)
                                                                 ------------  ----------
Proved reserves:
  June 30, 2001                                                      206,456       2,633
    Revisions of previous estimates                                  (23,812)         74
    Extensions and discoveries                                        10,642         368
    Purchases of reserves in place                                         -           -
    Production                                                        (9,941)       (124)
                                                                 ------------  ----------
  June 30, 2002                                                      183,345       2,951
    Revisions of previous estimates                                  (11,847)       (964)
    Extensions and discoveries                                        23,623         580
    Sales of reserves in place                                        (2,941)        (16)
    Purchases of reserves in place                                     8,371           -
    Production                                                        (9,755)       (185)
                                                                 ------------  ----------
  June 30, 2003                                                      190,796       2,366
                                                                 ============  ==========
    Revisions of previous estimates                                    9,309        (252)
    Extensions and discoveries                                        28,732         176
    Sales of reserves in place                                        (2,644)       (903)
    Purchases of reserves in place                                         -           -
    Production                                                       (10,718)       (107)
                                                                 ------------  ----------
  June 30, 2004                                                      215,475       1,280
                                                                 ============  ==========

Proved developed reserves:
  June 30, 2002                                                      160,224       1,135
  June 30, 2003                                                      161,796       1,064
  June 30, 2004                                                      170,131         626

Company's share of equity method investee's proved reserve at:
  June 30, 2002                                                        7,445      12,063
  June 30, 2003                                                        7,755      11,427
  June 30, 2004 (See Note 10)                                              -           -


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

Information with respect to the Company's estimated discounted future net cash flows related to its proved oil and gas reserves as of June 30 is as follows (in thousands):

                                                        2004         2003         2002
                                                     -----------  -----------  ----------
Future cash in flows                                 $1,429,645   $1,152,845   $ 715,755
Future production and development costs                (355,438)    (235,960)   (243,828)
Future income tax expense                              (308,000)    (290,000)   (116,000)
                                                     -----------  -----------  ----------
Future net cash flows before discount                   766,207      626,885     355,927
10% discount to present value                          (455,663)    (365,662)   (205,014)
                                                     -----------  -----------  ----------
Standardized measure of discounted future net cash
  flows related to proved oil and gas reserves       $  310,544   $  261,223   $ 150,913
                                                     ===========  ===========  ==========

Company's share of equity method investee's
  standardized measure of discounted future net
  cash flows (See Note 10)                           $        -   $   67,375   $  53,838
                                                     ===========  ===========  ==========

Principal changes in the standardized measure of discounted future net cash flow for the years ended June 30 are as follows (in thousands):

                                                    2004       2003       2002
                                                  ---------  ---------  ---------
Standardized measure of discounted future
  net cash flows at beginning of period           $261,223   $150,913   $172,281
Sales of oil and gas produced, net of
  production costs                                 (41,724)   (35,155)   (26,525)
Net changes in prices and production costs          21,120    175,844    (13,507)
Changes in production rates and other              (16,394)    (5,484)    (5,867)
Extensions, discoveries and other additions, net
  of future production and development costs        60,609     52,407     13,622
Changes in estimated future development costs      (18,826)   (16,243)    (4,820)
Development costs incurred                           7,892     14,105     10,977
Revisions of previous quantity estimates            15,866    (34,089)   (24,772)
Purchase of reserves in place                            -     16,185          -
Accretion of discount                               28,073     15,246     17,228
Net change in income taxes                          (7,295)   (72,506)    12,296
                                                  ---------  ---------  ---------
Standardized measure of discounted
  future net cash flows at end of period          $310,544   $261,223   $150,913
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

                        ITEM 9A.  CONTROLS AND PROCEDURES
                        ---------------------------------

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

                                    PART III
                                    --------

                  ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT
                  ---------------------------------------------

          The executive officers and Directors of the Company and the executive officers of its subsidiaries on June 30, 2004 are listed below, together with a description of their experience and certain other information. All of the Directors were elected or re-elected for a one year term at the Company's December 2003 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.

         Name                          Position with Company or Subsidiary
-----------------------       -----------------------------------------------------

John Mork                 56  President and Chief Executive Officer; Director
Joseph E. Casabona        60  Executive Vice President; Director
Michael S. Fletcher       55  Chief Financial Officer
Donald C. Supcoe          48  Senior Vice President, Secretary and General Counsel
J. Michael Forbes         44  Vice President and Treasurer
George V. O'Malley        52  Vice President Accounting
K. Ralph Ranson, II       61  Vice President Marketing
C. Clark Clement, Jr.     55  Vice President Western Operations
Julie Ann Kitano          47  Assistant Secretary
W. Gaston Caperton, III   63  Director
Peter H. Coors            56  Director
L. B. Curtis              79  Director (Chairman)
John J. Dorgan            79  Director
F. H. McCullough, III     56  Director
Julie Mork                53  Director
Arthur C. Nielsen, Jr.    84  Director
Jay S. Pifer              67  Director

     W. Gaston Caperton, III has been a Director of the Company since 1997. He served as the Governor of the State of West Virginia for two terms, from 1989 to 1997. Governor Caperton is President and Chief Executive Officer of The College Board and President of the Caperton Group. Governor Caperton presently serves on the Board of Directors of Owens Corning, United Bankshares, West Virginia Media Holdings, the Benedum Foundation, National Center for Learning Disabilities, Classroom, Inc. and Prudential Financial.

     Joseph E. Casabona is Executive Vice President of the Company and has been a Director since its formation. Mr. Casabona joined Eastern American in 1985 and was Executive Vice President of Eastern American and a Director from 1987 until 1993. Mr. Casabona was employed from 1967 to 1979 in the Pittsburgh, Pennsylvania office of KPMG Main Hurdman ("KPMG, Peat Marwick"), Certified Public Accountants, became a partner in the Firm in 1980 and was named Director of Accounting and Auditing of the Pittsburgh office in 1983. Mr. Casabona graduated from the University of Pittsburgh with a Bachelor of Science Degree in Business Administration and from the Colorado School of Mines with a Master of Science Degree in Mineral Economics. He has been a Certified Public Accountant since 1969. Mr. Casabona serves on the Board of Directors of Gonex, Inc. and has been a member of the Board of Directors of the West Virginia and Pennsylvania Independent Oil and Gas Associations.

     Clark Clement has been Vice-President of Western Operations since 2003 and is responsible for the Company's operations in the west, including New Zealand. Mr. Clement has thirty-four years of experience in the oil industry including positions with major service companies, independents, and a major oil company. Prior to joining the Company in 2001, he held positions with BP as Drilling Team Leader in the Mid-Continent Asset of the U.S. and Well Engineering and Operations Superintendent in Colombia, South America. Mr. Clement holds a Bachelor of Science Degree in Chemistry from New Mexico Highlands University and is a Registered Professional Engineer in Petroleum Engineering. He has written over fifty technical papers, holds five U.S. patents, several foreign patents, and is a member of the Society of Petroleum Engineers, American Petroleum Institute, American Association for Drilling Engineers and Oilfield Helping Hands.

     Peter H. Coors has been a Director of the Company since 1996. Mr. Coors is Chairman of Coors Brewing Company and Chairman of Adolph Coors Company. He received his Bachelor Degree in Industrial Engineering from Cornell University in 1969 and he earned his Master Degree in Business Administration from the University of Denver in 1970. Mr. Coors also serves on the Board of Directors of U. S. Bancorp, Inc. and H.J. Heinz Company. Mr. Coors is a trustee and member of the executive board of the Denver Area Council of the Boy Scouts of America and a member of the executive committee for the National Western Stock Show Association. He is also a member of the International Chapter of Young Presidents' Organization, a member of the Board of University of Colorado Hospital, and a trustee for the Adolph Coors Foundation, Castle Rock Foundation and Seeds of Hope Foundation.

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

     John Mork has been President and Chief Executive Officer of the Company and a Director of the Company since its formation. Mr. Mork served in various capacities at Union Oil Company until 1972 when he joined Pacific States Gas and Oil, Inc. and subsequently founded Eastern American. Mr. Mork was President and a Director of Eastern American from 1973 until 1993. Mr. Mork is a past Director of the Independent Petroleum Association of America, and the Independent Oil and Gas Association of West Virginia. Mr. Mork was a member of and held various positions with the Young Presidents' Organization from 1984-1998. He also founded the Mountain State Chapter of the Young Presidents' Organization located in Charleston, West Virginia. He is currently a member of the Chief Executives Organization, the World President's Organization, the University of Southern California Engineering School Board of Councilors and a Trustee of the Denver Museum of Nature and Science. Mr. Mork holds a Bachelor of Science Degree in Petroleum Engineering from the University of Southern
California and he is a graduate of the Stanford Business School Program for Chief Executive Officers. He is the husband of Julie Mork.

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

     George V. O'Malley has been Vice President of Accounting for the Company since December 2002. Before being elected Vice President, Mr. O'Malley served as Director of Accounting. Mr. O'Malley joined Eastern American in April 1991 and served in various capacities including Vice President and Treasurer. Prior to joining the Company, he held various positions in industry and public accounting. Mr. O'Malley currently serves as President of the West Virginia Society of CPA's and as a member of the Board of the Independent Oil and Gas

Association of West Virginia. Mr. O'Malley graduated from Marshall University with a Bachelor's Degree in Accounting and is a Certified Public Accountant.

     Arthur C. Nielsen, Jr. Chairman Emeritus of A.C. Nielsen Co., has been a Director of the Company since 1993. He was a Director of Eastern American from 1985 until 1993. He serves on the Board of Directors of General Binding Corporation.

     Jay S. Pifer has been a Director of the Company since 2003. Mr. Pifer recently retired as Chief Operating Officer of Allegheny Energy with over forty years of service, where he was responsible for managing over 12,000 megawatts of generating facilities and providing electric and gas service to over four million people in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. Mr. Pifer graduated from Clarion University and Penn State University where he received the Outstanding Engineering Alumni Award and the Alumni Fellow Award. Mr. Pifer serves on the boards of numerous community organizations.

     K. Ralph Ranson, II has been Vice President of Marketing and Land for the Company since December, 2000. He joined Eastern American in 1993 and has served in various capacities, most recently as Vice President of Land. Prior to joining Eastern American, Mr. Ranson worked as an independent oil and gas consultant, was an officer with Alamco, Inc. and an officer and director of Union Drilling, Inc. Mr. Ranson is past President of the Independent Oil & Gas Association of West Virginia, where he served two consecutive terms. Mr. Ranson received a Bachelor of Arts Degree from West Virginia Wesleyan College.

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

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

     The following table sets forth for fiscal year 2004 the total value of compensation of (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company.

                                            Annual Compensation
                                          ------------------------                   All Other
                                          Year   Salary    Bonus          Other   Compensation (1)
                                          ----  --------  --------       -------  ----------------
John Mork                                 2004  $315,166  $372,880  (2)  $49,864       $8,873
   President and Chief Executive Officer  2003   265,376   125,000        77,045        5,867
                                          2002   258,892   125,000        59,670       26,067

Joseph E. Casabona                        2004  $250,919  $259,755  (3)  $19,128       $5,803
   Executive Vice President               2003   243,595    80,000         6,875        4,763
                                          2002   238,277   125,942         2,905        4,574

Michael S. Fletcher                       2004  $244,536  $842,040  (4)  $20,275       $6,077
   Chief Financial Officer                2003   238,504    45,000         2,477        4,558
                                          2002   233,306   100,510           352        4,504

Edward J. Davies                          2004  $245,434  $135,000  (5)  $     -       $6,514
   Senior Vice President                  2003   230,201    45,000           408        6,113
                                          2002   223,930    95,714           120        4,592

Donald C. Supcoe                          2004  $208,919  $569,530  (6)  $13,111       $4,433
   Senior Vice President                  2003   201,152    65,000         3,529        4,005
                                          2002   197,993   100,435         2,325        3,949

_______________________________
(1) Includes compensation related to insurance policies provided for the benefit of named officer and 401K matching contributions.
(2)  Includes  stock  based  award  of  $22,880.
(3) Includes stock based award of $22,880 and Class A stock note forgiveness of $46,875.
(4) Includes Class A stock note forgiveness of $46,875, employment contract stock of $338,910 and employment contract note forgiveness of $286,255.
(5)  Mr.  Davies  left  the  Company  as  of  June  22,  2004.
(6) Includes Class A stock note forgiveness of $28,131, employment contract stock of $201,344 and employment contract note forgiveness of $170,055.

     DIRECTOR  COMPENSATION.  Directors  are compensated $2,000 per meeting plus
     ----------------------
reimbursement for travel and related expenses. The Chairman of the Board receives an additional $50,000. Each Director also receives 160 shares of the Company's Class A Stock. The total Board of Directors' compensation for fiscal 2004 was $0.1 million.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the share ownership of the Company by each Director, (iii) the share ownership of the Company by certain executive officers and (iv) the share ownership of the Company by all directors and executive officers as a group, in each case as of September 23, 2004.

     The business address of each officer and director listed below is: c/o Energy Corporation of America, 4643 S. Ulster, Suite 1100, Denver, Colorado 80237.


                                                     Beneficial  Ownership
                                                        Common Stock
                                                    ----------------------
                                                      Shares     Percent
                                                    ----------  ----------
W. Gaston Caperton, III                                  6,930       1.15%
Joseph E. Casabona                                      31,376       5.21%
Colstab & Co. (Nominee for KWB Trust) (1)               35,443       5.88%
Peter H. Coors                                           3,196          *
L. B. Curtis                                            11,210       1.86%
John J. Dorgan                                           4,130          *
J. Michael Forbes                                        2,200          *
F. H. McCullough, III (2)                               70,035      11.63%
John Mork (3)                                          359,493      59.67%
Julie Mork (3)                                         359,493      59.67%
Arthur C. Nielsen, Jr.                                  36,480       6.06%
Donald C. Supcoe                                         3,583          *
                                                    ----------  ----------
                                                       564,076      93.63%

All officers and directors as a group (11 persons)     528,633      87.75%
_______________
*  Less than one percent.

     (1) Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by the Kenneth W. Brill, estate. The agreement outlines the repurchase of 49,110 shares of stock by the Company or through third parties, at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements. On June 30, 2004, the Company's remaining repurchase obligation under the Agreement is approximately $2.9 million. Upon adoption of SFAS No. 150, as described in Note 2, $1.4 million of the obligation was reclassified as a liability and the remaining $1.5 million is included in stockholders' equity as third parties have agreed to purchase such amount.
     (2) Includes 67,955 shares held by F.H. McCullough, III and Kathy McCullough as joint tenants, 880 shares held by the Katherine F. McCullough Trust, and 400 shares held by each of the Lesley McCullough Trust, the Meredith McCullough Trust and the Kristin McCullough Trust.
     (3) Includes 280,930 shares held by John and Julie Mork as joint tenants, 2,663 shares held by Julie Mork individually, and 37,950 shares held by each of the Alison Mork Trust and the Kyle Mork Trust.

     The following table sets forth certain information regarding (i) the share ownership of the Company by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Stock,
(ii) the share ownership of the Company's Class A Stock by each Director, (iii) the share ownership of the Company's Class A Stock by certain executive officers and (iv) the share ownership of the Company's Class A Stock by all directors and executive officers as a group, in each case as of September 23, 2004. The business address of each officer and director listed below is: c/o Energy Corporation of American, 4643 South Ulster Street, Suite 1100, Denver, Colorado 80237.

                                                     Beneficial Ownership
                                                         Class A Stock
                                                    ----------------------
                                                      Shares     Percent
                                                    ----------  ----------
W. Gaston Caperton, III                                  2,080       4.50%
Joseph E. Casabona (2)                                   3,529       7.64%
C. Clark Clement, Jr. (2)                                  450          *
Peter H. Coors                                           2,750       5.95%
L.B. Curtis                                              1,720       3.72%
John J. Dorgan                                           2,480       5.37%
Michael S. Fletcher (2)                                  4,105       8.89%
J. Michael Forbes (2)                                      750       1.62%
F.H. McCullough, III                                     1,246       2.70%
John Mork (1)                                            5,377      11.64%
Julie Mork (1)                                           5,377      11.64%
Arthur C. Nielsen, Jr.                                   3,240       7.01%
George V. O'Malley (2)                                     420          *
K. Ralph Ranson, II (2)                                    987       2.14%
Donald C. Supcoe (2)                                     3,685       7.98%
                                                    ----------  ----------
                                                        32,819      71.04%

All officers and directors as a group (15 persons)      32,819      71.04%
_______________
   *  Less than one percent.

(1) Includes 1,116 shares held by John and Julie Mork as joint tenants and 1,822 shares held by Julie Mork individually and 1,220 shares held by the Alison Mork Trust and 1,219 shares held by the Kyle Mork Trust.
(2)  Includes  shares  of  Restricted  Class  A  stock.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     Certain officers and Directors of the Company and members of their families ("participants") regularly participate in the wells drilled by the Company on an actual costs basis and share in the costs and revenues on the same basis as the Company. The Company has the right to select the wells drilled and each participant is involved in all wells included within a Company drilling program (the "Drilling Program") and cannot selectively choose the wells in which to participate. The following table identifies the participants' aggregate investment in the calendar years shown (in thousands):

                            2004       2003       2002
                         ----------  ---------  ---------
                            (3)
Gaston Caperton, III     $  100.01   $   58.05  $   77.58
Joseph E. Casabona          225.06       29.02      38.77
C. Clark Clement             30.00       23.22          -
Peter Coors                  30.00       78.36      77.58
L.B. Curtis                 100.01       78.36      83.36
John J. Dorgan               30.00       17.40      19.39
Michael S. Fletcher          49.50       29.03      38.77
J. Michael Forbes            25.00       14.51      19.39
F.H. McCullough, III         50.00       29.03          -
John Mork (1)               825.00      783.65     833.60
Alison Mork Trust (2)        49.50       29.03      38.77
Kyle Mork Trust (2)          49.50       29.03      38.77
Arthur C. Nielsen, Jr.       50.00       29.03      38.77
George O'Malley              33.00       15.67          -
K. Ralph Ranson, II          25.00       14.51          -
Donald C. Supcoe             25.00       14.51      19.39
                         ----------  ---------  ---------
                         $1,696.58   $1,272.41  $1,324.14
                         ==========  =========  =========

(1)  Interest  of  John  Mork  and  Julie  Mork  held  as  joint  tenants.
(2)  Trusts  for  the  children  of  John  Mork  and  Julie  Mork.
(3) These amounts represent only the amounts committed to the 2004 Drilling Program, the actual amount of investment may vary based on the number of wells drilled and the related costs.

     Certain officers, Directors and key employees of the Company have notes payable to the Company related to employee incentive stock options that were granted and exercised. The notes bear various interest rates, ranging from LIBOR to 8% per annum. The Company is amortizing certain of the notes over their seven year life and assuming continued employment. Certain of these notes will be forgiven one-quarter per year, starting January 1, 2003 . The following were indebted to the Company (in thousands):

                      Outstanding     Unamortized
                     Balance as of       as of
                     June 30, 2004   June 30, 2004
                     --------------  --------------
Joseph E. Casabona   $           94  $           14
Michael S. Fletcher              94              14
J. Michael Forbes                96              96
K. Ralph Ranson, II              28               4
Donald C. Supcoe                152             104
                     --------------  --------------
  Total              $          464  $          232
                     ==============  ==============


     During fiscal 1999, the Company purchased from certain officers and directors volumetric production from wells in New Zealand. Future production, otherwise allocable to the officers and directors will be allocated to the Company. The following table identifies the participants' interest as of June 30, 2004:

                          Payment      Volumes
                      (in thousands)    Mmcf
                      ---------------  -------
Joseph E. Casabona    $            50     66.7
L.B. Curtis                        75    100.0
John J. Dorgan                     50     66.7
F.H. McCullough, III              150    200.0
                      ---------------  -------
                      $           325    433.4
                      ===============  =======

     The Company rents office space in Charleston, West Virginia from Energy Centre, Inc. a corporation owned 54.54% by John Mork, 27.26% by Joseph E. Casabona and 9.10% by each of Donald C. Supcoe and J. Michael Forbes. The aggregate amount paid by the Company for rent to Energy Centre, Inc. was $0.56 million for fiscal year 2004. The Company believes that such rental terms are no less favorable than could have been obtained from an unaffiliated party.

     ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

     The aggregate fees, including expenses, Deloitte & Touche LLP, the Company's principal accounting firm, billed the Company for each of the last two fiscal years for professional services rendered in connection with the audits of the Company's annual financial statements and review of the Company quarterly interim financial statements were $326,182 for the year ended June 30, 2004 and $416,318 for the year ended June 30, 2003.

AUDIT-RELATED  FEES

     Deloitte & Touche LLP did not bill the Company any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's Financial Statements.

TAX  FEES

     The aggregate fees, including expenses, Deloitte & Touche LLP billed the Company for each of the last two fiscal years for tax services related to compliance, advice, or planning was $458,241 for the year ended June 30, 2004 and $678,365 for the year ended June 30, 2003.

ALL  OTHER  FEES

     Deloitte & Touche LLP did not bill the Company any additional fees in the last two fiscal years for products and services provided by Deloitte & Touche
LLP,  other  than  the  services  reported  above.

PRE-APPROVAL  POLICIES

     The Company does not have an audit committee or body performing a similar function. Pre-approval of all services performed by Deloitte & Touche LLP and approval of the related fees is granted by a member or representative of the Board of Directors of the Company.

                                     PART IV
                                     -------

               ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               --------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            ------------------------

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


            *  10.33  Intentionally omitted.
            *  10.34  Intentionally omitted.
            *  10.35  Employment Agreement effective as of August 18, 2000 by and between
                      Energy Corporation of America and Michael S. Fletcher.
            *  10.36  Employment Agreement effective as of August 18, 2000 by and between
                      Energy Corporation of America and Donald C. Supcoe.
            *  10.37  Purchase and Sale Agreement dated June 28, 2001 between Tavener E&P Ltd and Westech Energy Corporation.
            *  10.38  Credit Agreement dated July 10, 2002 between Energy Corporation of America and Foothill Capital Corporation, as the Arranger and Administrative Agent
                      for the Lenders.
            *  10.39  Purchase and Sale Agreement dated August 2, 2002 between East Resources,
                      Inc. and Energy Corporation of America, without exhibits thereto.
            *  10.40  Amendment, effective as of June 29, 1997, to Buy-Sell Stock Option
                      Agreement between Energy Corporation of America and Kenneth W. Brill.
            *  10.41  Agreement dated December 28, 1998 between Energy Corporation of
                      America and Kenneth W. Brill.
                21.1  Subsidiaries of Energy Corporation of America.
                24.1  Power of Attorney set forth on the signature page contained in Part V.
                31.1  Certification of Chief Executive Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002
                31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002
            *   99.1  Order of the United States District Court for the Southern District of West
                      Virginia entered January 25, 2002 in civil action number 3:01-1317.
            *   99.2  Order of the United States District Court for the Southern District of West
                      Virginia entered June 3, 2002 in civil action number 3:01-1317.
            *   99.3  Order of the United States District Court for the Southern District of West
                      Virginia entered July 2002 in civil action number 3:01-1317.
            *   99.4  Unpublished opinion of the United States Court of Appeals for the
                      Fourth Circuit decided December 15, 2003 in appeal styled Energy Corporation of America v. MacKay Shields LLC, et al.
            *   99.5  Stipulation and Final Judgement dated December 3, 2002 in the case styled
                      Energy Corporation of America v. MacKay Shields LLC, et al.
            *   99.6  Order of the United States District for the Southern District of West Virginia
                      entered December 4, 2003 in the above styled case.
            *   99.7  January 9, 2004, order of the United States Court of Appeals for the Fourth
                      Circuit in appeal styled Energy Corporation of America v. MacKay Shield
                      LLC, et al.


            *   99.8  Notice of Default from Wells Fargo Foothill, Inc. received January 23, 2004
            *   99.9  Forbearance Agreement entered into January 23, 2004 between the Company and Wells Fargo Foothill, Inc.
            *  99.10  Intentionally omitted.
            *  99.11  Settlement Agreement among the Company and Noteholders.
            *  99.12  Energy Corporation of America commences asset sale offer to purchase up to
                      $4,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated
                      Notes due 2007.
            *  99.13  Energy Corporation of America commences asset sale offer to purchase up to
                      $34,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated
                      Notes due 2007.

       *  Previously filed

b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K, Item 5, dated June 15, 2004, reporting that the Company and Wells Fargo Foothill, Inc., have entered into an amended and restated credit agreement dated June 10, 2004.

     The Company filed a report on Form 8-K, Item 5, dated June 30, 2004, announcing the commencement of an asset sale offer for the purchase of up to $34 million aggregate principal amount of its 9 1/2 % Senior Subordinated Notes.

                                  * * * * * *

                                     PART V
                                     -------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on the 27th day of September 2004.

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

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on the 27th day of September 2004, by the following persons in the capacities indicated.

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

/s/ Jay S. Pifer
--------------------------
Jay S. Pifer                Director