Form 10-Q
period 2004-09-30
ENERGY CORP OF AMERICA
filed 2004-11-12
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                  Yes[_] No [X]


    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at November 8, 2004 was 602,082 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                                   PAGES
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets
           September 30, 2004 and June 30, 2004 . . . . . . . . . . . . . . . . .      3

        Unaudited Consolidated Statements of Operations
           For the three months ended September 30, 2004 and 2003 . . . . . . . .      5

        Unaudited Consolidated Statements of Cash Flows
           For the three months ended September 30, 2004 and 2003 . . . . . . . .      6

        Unaudited Consolidated Statements of Comprehensive Income
           For the three months ended September 30, 2004 and 2003 . . . . . . . .      7

        Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .      8

        Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . .     11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .     17

        Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .     18


PART II  OTHER INFORMATION

        Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     18

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     19

        Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     19

        Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .     19

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .     19

        Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     19

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGY CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------

                                                          SEPTEMBER 30,    JUNE 30,
                                                              2004           2004
                                                         ---------------  ----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $        3,734   $   5,821
  Accounts receivable:
    Oil and gas sales                                             8,431       8,632
    Gas aggregation and pipeline                                  8,672       9,079
    Other                                                         3,827       4,000
                                                         ---------------  ----------
      Accounts receivable                                        20,930      21,711
    Less allowance for doubtful accounts                         (1,022)     (1,022)
                                                         ---------------  ----------
      Accounts receivable, net of allowance                      19,908      20,689

    Deferred income tax asset                                     1,227       2,087
    Deferred taxes - other comprehensive loss                     3,559       2,889
    Notes receivable, related party                                  49          59
    Prepaid and other current assets                              3,561       4,141
                                                         ---------------  ----------
      Total current assets                                       32,038      35,686

  Property, plant and equipment, net of accumulated
    depreciation and depletion of $147,148 and $143,846         248,093     246,391

OTHER ASSETS:
    Deferred financing costs, net of accumulated
      amortization of $7,263 and $6,833                           2,298       2,015
    Notes receivable, related party                                 113         113
    Other                                                         7,028       6,007
                                                         ---------------  ----------
      Total other assets                                          9,439       8,135
                                                         ---------------  ----------

TOTAL                                                    $      289,570   $ 290,212
                                                         ===============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------

                                                         SEPTEMBER 30,    JUNE 30,
                                                             2004           2004
                                                        ---------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $       13,959   $  14,823
  Current portion of long-term debt                              1,148       1,145
  Funds held for future distribution                            16,039      16,701
  Income taxes payable                                               -         128
  Accrued taxes, other than income                               9,157       9,289
  Derivatives                                                    8,710       7,303
  Other current liabilities                                      3,602       3,562
                                                        ---------------  ----------
    Total current liabilities                                   52,615      52,951

LONG-TERM OBLIGATIONS:
  Long-term debt                                               163,745     162,894
  Deferred trust revenue                                         2,418       2,511
  Deferred income tax liability                                 18,465      19,552
  Derivatives                                                      265           -
  Other long-term obligations                                    8,186       8,447
                                                        ---------------  ----------
    Total liabilities                                          245,694     246,355

Minority Interest                                                1,436       1,495
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00; 2,000,000 shares
    authorized; 730,039 shares issued                              730         730
  Class A non-voting common stock, no par value;
  100,000 shares authorized; 68,438 shares issued                8,262       8,027
  Additional paid-in capital                                     5,503       5,503
  Retained earnings                                             48,932      48,200
  Treasury stock and notes receivable arising from the
    issuance of common stock                                   (15,267)    (14,954)
  Deferred compensation on restricted stock                     (1,782)     (1,887)
  Accumulated other comprehensive loss                          (3,938)     (3,257)
                                                        ---------------  ----------
   Total stockholders' equity                                   42,440      42,362
                                                        ---------------  ----------

TOTAL                                                   $      289,570   $ 290,212
                                                        ===============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                               2004         2003
                                                            ----------  ------------
REVENUES:
  Oil and gas sales                                         $  13,341   $    14,141
  Gas aggregation and pipeline sales                           16,049        15,509
  Well operations and service revenues                          1,345         1,391
  Other                                                           467             -
                                                            ----------  ------------
    Total revenues                                             31,202        31,041
                                                            ----------  ------------
COST AND EXPENSES:
  Field operating expenses                                      2,821         2,717
  Gas aggregation and pipeline cost of sales                   14,602        14,246
  General and administrative                                    3,631         3,732
  Taxes, other than income                                        932           938
  Depletion and depreciation of oil and gas properties          2,835         3,478
  Depreciation of pipelines, other property and equipment       1,032         1,026
  Exploration and impairment                                    1,954           997
  Gain on sale of assets                                         (813)           (5)
                                                            ----------  ------------
    Total costs and expenses                                   26,994        27,129
                                                            ----------  ------------
  Income from operations                                        4,208         3,912
OTHER (INCOME) EXPENSE:
  Interest expense                                              3,217         3,807
  Interest income and other                                       278          (805)
                                                            ----------  ------------
Income before income taxes and minority interest                  713           910
Income tax expense (benefit)                                     (268)          387
                                                            ----------  ------------
Income before minority interest                                   981           523
Minority interest                                                  58            64
                                                            ----------  ------------
NET INCOME                                                  $   1,039   $       587
                                                            ==========  ============

Basic and diluted earnings per common share:

  Basic earnings per common share                           $    1.65   $      0.91
                                                            ==========  ============
  Diluted earnings per common share (see Note 4)            $    1.62   $      0.89
                                                            ==========  ============

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       2004         2003
                                                                    ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                        $   1,039   $       587
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
  Depletion, depreciation and amortization                              3,867         4,504
  Gain on sale of assets                                                 (813)           (5)
  (Gain) loss on redemption of senior bonds                               249          (546)
  Deferred income taxes                                                  (268)            -
  Exploration and impairment                                            1,931           871
  Other, net                                                              152           434
                                                                    ----------  ------------
                                                                        6,157         5,845

  Changes in assets and liabilities:
  Accounts receivable                                                     781            27
  Income taxes payable                                                   (128)          387
  Prepaid and other assets                                             (1,934)         (795)
  Accounts payable and accrued expenses                                (1,202)          226
  Funds held for future distribution                                     (662)       (1,619)
  Other                                                                (2,018)         (407)
                                                                    ----------  ------------
  Net cash provided by operating activities                               994         3,664

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                       (6,851)       (4,036)
  Proceeds from sale of assets                                          3,536             5
  Notes receivable and other                                               10            13
                                                                    ----------  ------------
  Net cash used by investing activities from operations                (3,305)       (4,018)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                         72,298        10,279
  Principal payments on long-term debt                                (71,443)      (11,465)
  Purchase of treasury stock and other financing activities              (323)         (358)
  Dividends paid                                                         (308)         (297)
                                                                    ----------  ------------
  Net cash provided (used) by financing activities from operations        224        (1,841)
                                                                    ----------  ------------
  Net decrease in cash and cash equivalents                            (2,087)       (2,195)
  Cash and cash equivalents, beginning of period                        5,821         4,831
                                                                    ----------  ------------
  Cash and cash equivalents, end of period                          $   3,734   $     2,636
                                                                    ==========  ============

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ------------------------
                                                    2004         2003
                                                 -----------  -----------
Net income                                       $    1,039   $      587
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment:
    Current period change                               334          143
  Oil and gas derivatives:
    Current period transactions                      (1,907)         809
    Reclassification to earnings                        892          (52)
                                                 -----------  -----------
  Other comprehensive income (loss), net of tax        (681)         900
                                                 -----------  -----------
  Comprehensive income                           $      358   $    1,487
                                                 ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.   Nature  of  Organization

     Energy Corporation of America (the "Company") is a privately held energy company engaged in the exploration, development, production, gathering and aggregation of natural gas and oil, primarily in the Appalachian Basin and Gulf Coast regions in the United States and in New Zealand. The Company conducts business primarily through its principal wholly owned subsidiaries and is one of the largest oil and gas operators in the Appalachian Basin. As used herein the "Company" refers to the Company alone or together with one or more of its subsidiaries.

2.   Accounting  Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

3.   Note  Repurchases

     The Company purchased $34.0 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the quarter ended September 30, 2004 pursuant to an Asset Sale Offer as defined in the Indenture for the Notes.

     The Company purchased $2.04 million of its Notes during the quarter ended September 30, 2003 in privately negotiated transactions.

4.   Earnings  per  Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share has been computed based upon the weighted average shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

     A reconciliation of the components of basic and diluted net income per common share is as follows for the net income available to common stockholders:

                                         NET INCOME
                                       (IN THOUSANDS)   SHARES   PER SHARE
                                       ---------------  -------  ----------
Three months ended September 30, 2004
  Basic                                $         1,039  630,655  $     1.65
  Diluted                              $         1,039  640,165  $     1.62
Three months ended September 30, 2003
  Basic                                $           587  645,909  $     0.91
  Diluted                              $           587  660,175  $     0.89

5.   Industry  Segments

     The Company's reportable business segments have been identified based on the differences in products and service provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas aggregation and pipeline segment arise from the marketing of both Company and third party produced natural gas volumes and the related transportation. Management utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment costs ("EBITDAX") to evaluate the operations of each segment. Reconciliation of the non-GAAP financial measure is as follows (in thousands):

                                                                   Three Months Ended
                                                             September 30,   September 30,
                                                                 2004             2003
                                                            ---------------  --------------
  Net income                                                $        1,039   $          587

Add:
  Interest expense                                                   3,217            3,807
  Depletion and depreciation of oil and gas properties               2,835            3,478
  Depreciation of pipelines, other property and equipment            1,032            1,026
  Exploration and impairment                                         1,954              997
  Income tax expense (benefit)                                        (268)             387

                                                            ---------------  --------------
EBITDAX                                                     $        9,809   $       10,282
                                                            ===============  ==============

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands):

                                          Exploration &    Gas Aggregation
                                            Production       & Pipeline       Other    Consolidated
                                          --------------  -----------------  --------  -------------
For the quarter ended September 30, 2004
----------------------------------------
  Revenue from unaffiliated customers     $       14,686  $         16,049   $   467   $      31,202
  Depreciation, depletion, amortization            3,239               154       474           3,867
  Exploration and impairment costs                 1,954                 -         -           1,954
  Income (loss) from operations                    3,952               632      (376)          4,208
  Interest expense, net                            5,457            (2,033)     (241)          3,183
  EBITDAX                                          9,362               828      (381)          9,809
  Total assets                                   175,412            99,617    14,541         289,570
  Capital expenditures                             6,344               102       405           6,851

----------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2003
----------------------------------------
  Revenue from unaffiliated customers     $       15,532  $         15,509   $     -   $      31,041
  Depreciation, depletion, amortization            3,808               160       536           4,504
  Exploration and impairment costs                   981                16         -             997
  Income (loss) from operations                    3,481               616      (185)          3,912
  Interest expense, net                            5,698            (1,780)     (191)          3,727
  EBITDAX                                          9,426               753       103          10,282
  Total assets                                   188,371            89,111    15,455         292,937
  Capital expenditures                             3,937                 3        96           4,036

     Income (loss) from operations represents revenues less costs which are directly associated with such operations. Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $7.5 million and $6.2 million as of September 30, 2004 and 2003 with no revenues recorded for the quarter ended September 30, 2004 and $0.2 million recorded for the quarter ended September 30, 2003.


6.   Derivative  Instruments

     The Company periodically hedges a portion of its gas production through futures and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's price swap agreements in place are designated as cash flow hedges. At September 30, 2004, the Company had recorded a $5.4 million other comprehensive loss, $3.6 million short-term deferred tax asset, $8.7 million short-term derivative liability, and $0.3 million long-term derivative liability. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $5.2 million. The Company has partially hedged its exposure to the variability in future cash flows through March 2006.

     In August 2004, the Company entered into four interest rate cap agreements with Foothill, in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("Libor") at 3.5%.

7.   Commitments and Contingencies

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

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by the Kenneth W. Brill, estate. The agreement outlines the repurchase of 49,110 shares of stock by the Company or through third parties, at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements. On September 30, 2004, the Company's remaining repurchase obligation under the Agreement is approximately $2.7 million of which $1.4 million was classified as a liability and the remaining $1.3 million is included in stockholders' equity as third parties have agreed to purchase such amount.



    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
    -------------------------------------------------------------------------
                              FINANCIAL CONDITION
                              -------------------

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


COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                  2004 AND 2003
                                  -------------

     The Company recorded net income of $1.0 million for the quarter ended September 30, 2004 compared to net income of $0.6 million for the quarter ended September 30, 2003. The increase in net income of $0.4 million is primarily attributable to the net of a $0.2 million increase in revenues, a $0.1 million decrease in costs and expenses, a $0.6 million decrease in interest expense, a $1.1 million decrease in interest income and other, and a $0.7 million decrease in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended September 30 and their related variances are as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30            VARIANCE
                                                      ----------------------  -----------------
                                                         2004        2003     AMOUNT   PERCENT
                                                      ----------  ----------  -------  --------
Natural Gas
  Production (Mmcf)                                       2,422       2,768     (346)    -12.5%
  Average sales price received ($/Mcf)                     6.02        5.01     1.01      20.2%
                                                      ----------  ----------  -------  --------
  Sales ($ in thousands)                                 14,587      13,873      714       5.1%
Oil
  Production (Mbbl)                                          15          33      (18)    -54.5%
  Average sales price received ($/Bbl)                    40.53       27.79    12.74      45.8%
                                                      ----------  ----------  -------  --------
  Sales ($ in thousands)                                    608         917     (309)    -33.7%
Hedging                                                  (1,935)       (745)  (1,190)   -159.7%
Other                                                        81          96      (15)    -15.6%
                                                      ----------  ----------  -------  --------
Total oil and gas sales ($ in thousands)                 13,341      14,141     (800)     -5.7%
                                                      ==========  ==========  =======  ========
Aggregation Revenue
  Volume (Million Mmbtu)                                  1,937       2,347     (410)    -17.5%
  Average sales price received ($/Mmbtu)                   5.85        4.98     0.87      17.5%
                                                      ----------  ----------  -------  --------
  Sales ($ in thousands)                                 11,336      11,678     (342)     -2.9%
Pipeline Revenue
  Volume (Million Mmbtu)                                  1,400       1,411      (11)     -0.8%
  Average sales price received ($/Mmbtu)                   3.37        2.72     0.65      23.9%
                                                      ----------  ----------  -------  --------
  Sales ($ in thousands)                                  4,713       3,831      882      23.0%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline sales ($ in thousands)    16,049      15,509      540       3.5%
                                                      ==========  ==========  =======  ========
Aggregation Gas Cost
  Volume (Million Mmbtu)                                  1,937       2,347     (410)    -17.5%
  Average price paid ($/Mmbtu)                             5.58        4.78     0.80      16.7%
                                                      ----------  ----------  -------  --------
  Cost ($ in thousands)                                  10,808      11,218     (410)     -3.7%
Pipeline Gas Cost
  Volume (Million Mmbtu)                                  1,146       1,115       31       2.8%
  Average price paid ($/Mmbtu)                             3.31        2.72     0.59      21.7%
                                                      ----------  ----------  -------  --------
  Cost ($ in thousands)                                   3,794       3,028      766      25.3%
                                                      ----------  ----------  -------  --------
Total aggregation and pipeline cost ($ in thousands)     14,602      14,246      356       2.5%
                                                      ==========  ==========  =======  ========

     REVENUES.  Total  revenues  increased $0.2 million between the periods. The
     --------
increase was due to a $0.5 million increase in gas aggregation and pipeline sales, and a $0.5 million increase in other revenues. Offsetting the increase was a $0.8 million decline in oil and gas sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales decreased a net of $0.8 million from $14.1 million for the quarter ended September 30, 2003 to $13.3 million for the quarter ended September 30, 2004. Natural gas sales increased $0.7 million and oil sales decreased $0.3 million. The net increase in natural gas sales is attributable to the increase in gas prices, offset by a decrease in gas production. The price increase is a result of the rise in the related natural gas indexes and the decrease in production is primarily due to wells sold in California. Gas sales were reduced by recognized losses on related hedging transactions and other revenue, which totaled a loss of $1.9 million for the quarter ended September 30, 2004 compared to a loss of $0.6 million for the quarter ended September 30, 2003.

     Revenues from gas aggregation and pipeline sales increased $0.5 million from $15.5 million during the period ended September 30, 2003 to $16.0 million in the period ended September 30, 2004. Gas aggregation revenue decreased $0.3 million primarily as a result of a decrease in gas volumes aggregated for sale. Offsetting this decrease in volume was an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period. Pipeline revenue, which has a sales and gathering component, increased $0.9 million primarily as a result of an increase in the average sales price that corresponds to the rise in the related natural gas price indexes for this period compared to the prior period and due to revenue, during the quarter ended September 30, 2004, related to the acquisition of a 100-mile long natural gas gathering system located in northeastern West Virginia. Pipeline volumes declined compared to the prior period primarily due to natural production declines on the system.

     Other revenues increased $0.5 million between periods. This increase is the result of receiving a partnership distribution from a limited partnership in which the Company owns an interest.

     COSTS AND EXPENSES. The Company's costs and expenses decreased $0.1 million
     ------------------
between the periods primarily as a net result of a $0.1 million increase in field and lease operating expense, a $0.4 million increase in gas aggregation and pipeline costs, a $0.1 million decrease in general and administrative expenses, $0.6 million decrease in depreciation, depletion, and amortization costs for oil and gas properties, a $1.0 million increase in exploration and impairment costs, and a $0.8 million increase in gain on sale of property.

     Gas aggregation and pipeline costs increased $0.4 million. Gas aggregation costs declined $0.4 million and pipeline costs increased $0.8 million. The increase in costs is primarily attributable to the increase in average price of gas that corresponds to the rise in the related natural gas indexes offset by a decrease in volume for this period compared to the prior period.

     Depletion, depreciation, and amortization expenses for oil and gas properties decreased $0.6 million primarily due to a decrease in production and a decrease in the average depletion rate.

     Exploration and impairment costs increased $1.0 million primarily due to costs related to an unsuccessful exploratory well drilled during the current year and impairment related to the abandonment of a producing well.

     Gain on sale of assets increased $0.8 million primarily as a result of the gain recognized from the sale of undeveloped acreage in Pennsylvania during the current period.

     INTEREST  EXPENSE.  Interest  expense decreased $0.6 million when comparing
     ------------------
the periods primarily due to the purchase of a portion of the Company's senior notes and a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $1.1  million when
     ----------------------------
comparing the periods. This decrease is primarily attributable to a decrease in recognized gains on the purchase of senior bonds.

     INCOME  TAX.  Income tax expense decreased by $0.7 million to an income tax
     -----------
benefit of $0.3 million as compared to an income tax expense for the prior period of $0.4 million. The decrease is primarily due to the adjustment of the tax contingency balance of $0.6 million for items that are closed or no longer applicable and the decrease in income before income taxes of $0.2 million.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition and liquidity have remained constant since June 30, 2004. Stockholders' equity remained relatively constant at $42.4 million at June 30, 2004 and September 30, 2004. However, the Company's cash decreased from $5.8 million at June 30, 2004 to $3.7 million at September 30, 2004. The Company's cash at November 8, 2004 was $0.3 million. The change in cash during the quarter of approximately $2.1 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of $50 million under the Company's $50 million term loan of the Amended and Restated Credit Agreement (the "Restated Credit Agreement"); the reduction of approximately $15.1 million under the Company's $50 million revolving credit facility of the Restated Credit Agreement; payments of $34 million for the purchase of a portion of the Company's outstanding Notes; the investment of approximately $6.9 million in property, plant and equipment; proceeds from the sale of assets of approximately $3.5 million; payments of approximately $0.6 million for the acquisition of treasury stock and dividends; and approximately $1.0 million of cash provided by operations during the quarter.

     As previously reported, on July 10, 2002, the Company entered into a $50 million revolving Credit Agreement with Foothill Capital Corporation, now Wells Fargo Foothill, Inc. ("Foothill"). The Company and Foothill have entered into a Restated Credit Agreement dated June 10, 2004. The Restated Credit Agreement provides for the $50 million revolving credit facility to be extended and for the Company to be provided with additional credit in the form of a single advance term loan in the amount of $50 million. The term loan contains requirements for principal payments of $1 million each at July 10, 2005, 2006 and 2007, with the remaining balance due on July 10, 2008. Depending on the Company's level of borrowing under the Restated Credit Agreement, the applicable interest rates for base rate loans are based on Wells Fargo's prime rate plus 0.25% to 0.75%. The Company has the ability under the Restated Credit Agreement to designate certain loans as Libor Rate Loans at interest rates based upon the rate at which dollar deposits are offered to major banks in the London interbank market plus 2.25% to 2.75%. The Restated Credit Agreement expires on July 10, 2008.

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

     At September 30, 2004, the Company's principal source of liquidity consisted of $3.7 million of cash, $0.8 million available under an unsecured credit facility currently in place, plus $29.0 million available under the revolving loan of the Restated Credit Agreement. At September 30, 2004, $1.0 million was outstanding and $1.2 million was committed through letters of credit under the short-term credit facility, $21.0 million was outstanding on the revolving loan and $50 million was outstanding on the term loan under the Restated Credit Agreement.

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

     As of November 8, 2004, there are $50 million in outstanding borrowings under the term loan and $26.6 million in outstanding borrowings under the revolving loan. Additional borrowings must comply with the terms of the Indenture and the Restated Credit Agreement.

     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2004 was $42.4 million. EBITDAX for fiscal years 2003 and 2002, measured on a similar basis, was $36.9 million and $19.7 million, respectively. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2005 will approximate $44 million. The Company's ability to achieve EBITDAX of $44 million from oil and gas operations for fiscal year 2005 is highly dependant on product price and continued drilling success. There can be no assurance given that the Company will be able to achieve these goals. EBITDAX is a non-GAAP financial measure that the Company believes is useful in evaluating is debt service and capital expenditure capacity. A reconciliation of EBITDAX to net income is presented in Note 5 to the accompanying financial statements. Management believes that cash generated from oil and gas operations, together with the liquidity provided by existing cash balances and permitted borrowings, will be sufficient to satisfy commitments for capital expenditures of $29.8 million, debt service obligations, working capital needs and other cash requirements for fiscal year 2005.

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

     The Company believes that its existing capital resources and its expected fiscal year 2005 results of operations and cash flows from operating activities will be sufficient for the Company to remain in compliance with the requirements of its Notes and the Restated Credit Agreement. However, since future results of operations, cash flow from operating activities, debt service capability, levels and availability of capital resources and continuing liquidity are dependent on future weather patterns, oil and gas commodity prices and production volume levels, future exploration and development drilling success and successful acquisition transactions, no assurance can be given that the Company will remain in compliance with the requirements of its Notes and the Restated Credit Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

COMMODITY RISK
--------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions and fixed price physical delivery contracts on its estimated production covering approximately 40% to 50% for the fiscal year ending June 30, 2005; and 50% to 60% for the fiscal year ending June 30, 2006.

                                              Total          Average
                                   Market    Volumes    Contract / Strike      Unrealized
Time period                        Index     (MMBtu)          Price          (Gains) Losses
--------------------------------------------------------------------------------------------
Derivatives

  Natural Gas Swaps

    October 2004 - December 2004   NYMEX        13,000  $             5.20  $       (21,554)
    October 2004 - March 2005      NYMEX       720,000                5.57        1,230,036
    December 2004 - February 2005  NYMEX       300,000                6.12          519,752
    December 2004 - June 2005      NYMEX     1,890,000                4.53        5,941,827
    October 2004 - March 2005      NYMEX       540,000                5.61          901,302
    July 2005 - March 2006         NYMEX       900,000                6.25          381,614
                                           -----------                      ----------------
    Unrealized Losses                        4,363,000                      $     8,952,977
                                           -----------                      ================

  Floors
    July 2005 - March 2006         NYMEX     2,160,000  $             6.00                -

  Collars
    July 2005 - March 2006         NYMEX     3,420,000  $      5.50 - 8.70                -

Physical Contracts
  Fixed Price Delivery Contracts
    October 2004                                85,250  $             4.85
                                           -----------

Total Hedged Production                     10,028,250
                                           ===========

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at September 2004 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.7 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. In August 2004, the Company entered into four interest rate cap agreements with Foothill, in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("Libor") at 3.5%. Assuming the variable interest debt remained at the September 30, 2004 level, a 10% change in rates would have a $0.1 million impact on interest expense on an annual basis.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     b)   Reports  on  Form  8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 12th day of November 2004.



                                        ENERGY CORPORATION OF AMERICA



                                        By:   /s/ John Mork
                                           -------------------------------------
                                        John Mork
                                        Chief Executive Officer and Director



                                        By:   /s/ Michael S. Fletcher
                                           -------------------------------------
                                        Michael S. Fletcher
                                        Chief Financial Officer