Form 10-Q
period 2004-12-31
ENERGY CORP OF AMERICA
filed 2005-02-10
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

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

    The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at
                      February 8, 2005 was 601,613 shares.

                              ENERGY CORPORATION OF AMERICA

                                    TABLE OF CONTENTS


                                                                                    PAGES

PART I FINANCIAL INFORMATION
         Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
           December 31, 2004 and June 30, 2004 . . . . . . . . . . . . . . . . . .      3

         Unaudited Condensed Consolidated Statements of Operations
           For the three and six months ended December 31, 2004 and 2003 . . . . .      5

         Unaudited Condensed Consolidated Statements of Cash Flows
           For the six months ended December 31, 2004 and 2003 . . . . . . . . . .      6

         Unaudited Condensed Consolidated Statements of Comprehensive Income . . .
           For the three and six months ended December 31, 2004 and 2003                7

         Notes to Unaudited Condensed Consolidated Financial Statements. . . . . .      8

         Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . .     14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  . . .     24

         Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .     25


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     26

         Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     26

         Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     26

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .     26

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .     26

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .     26

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------


                                                          DECEMBER 31,    JUNE 30,
                                                              2004          2004
                                                         --------------  ----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $       5,325   $   5,821
  Accounts receivable:
      Oil and gas sales                                         10,992       8,632
      Gas aggregation and pipeline                              14,328       9,079
      Other                                                      4,066       4,000
                                                         --------------  ----------
        Accounts receivable                                     29,386      21,711
  Less allowance for doubtful accounts                            (898)     (1,022)
                                                         --------------  ----------
        Accounts receivable, net of allowance                   28,488      20,689

      Deferred income tax asset                                    612       2,087
      Deferred taxes - other comprehensive loss                    563       2,889
      Notes receivable, related party                               54          59
      Derivatives                                                1,650           -
      Prepaid and other current assets                           2,164       4,141
                                                         --------------  ----------
        Total current assets                                    38,856      35,686

  Property, plant and equipment, net of accumulated
    depreciation and depletion of $150,475 and $143,846        254,927     246,391

OTHER ASSETS:
    Deferred financing costs, net of accumulated
      amortization of $7,446 and $6,833                          2,126       2,015
    Notes receivable, related party                                369         113
    Derivatives                                                    428           -
    Other                                                        5,940       6,007
                                                         --------------  ----------
      Total other assets                                         8,863       8,135
                                                         --------------  ----------

TOTAL                                                    $     302,646   $ 290,212
                                                         ==============  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------


                                                                  DECEMBER 31,    JUNE 30,
                                                                      2004          2004
                                                                 --------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $       9,149   $  14,823
  Current portion of long-term debt                                        152       1,145
  Funds held for future distribution                                    19,746      16,701
  Income taxes payable                                                   2,349         128
  Accrued taxes, other than income                                      10,022       9,289
  Derivatives                                                            1,350       7,303
  Other current liabilities                                              1,798       3,562
                                                                 --------------  ----------
    Total current liabilities                                           44,566      52,951

LONG-TERM OBLIGATIONS:
  Long-term debt                                                       179,124     162,894
  Deferred trust revenue                                                 2,318       2,511
  Deferred income tax liability                                         16,739      19,552
  Derivatives                                                              154           -
  Other long-term obligations                                            7,867       8,447
                                                                 --------------  ----------
    Total liabilities                                                  250,768     246,355

Minority Interest                                                        1,375       1,495
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $1.00; 2,000,000 shares
      authorized; 730,039 shares issued                                    730         730
    Class A non-voting common stock, no par value;
    100,000 shares authorized; 69,893 and 68,237 shares issued           8,264       8,027
    Additional paid-in capital                                           5,503       5,503
    Retained earnings                                                   51,935      48,200
    Treasury stock and notes receivable arising from the
      issuance of common stock                                         (15,438)    (14,954)
    Deferred compensation on restricted stock                           (1,677)     (1,887)
    Accumulated other comprehensive income (loss)                        1,186      (3,257)
                                                                 --------------  ----------
      Total stockholders' equity                                        50,503      42,362
                                                                 --------------  ----------

TOTAL                                                            $     302,646   $ 290,212
                                                                 ==============  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   DECEMBER 31,            DECEMBER 31,
                                                            ------------------------  ----------------------
                                                               2004         2003        2004        2003
                                                            -----------  -----------  ---------  -----------
REVENUES:
  Oil and gas sales                                         $   16,562   $   14,379   $ 29,902   $   28,520
  Gas aggregation and pipeline sales                            18,891       14,567     34,940       30,076
  Well operations and service revenues                           1,319        1,277      2,664        2,669
  Other                                                              -           48        467           48
                                                            -----------  -----------  ---------  -----------
    Total revenues                                              36,772       30,271     67,973       61,313
                                                            -----------  -----------  ---------  -----------
COST AND EXPENSES:
  Field operating expenses                                       2,795        2,993      5,616        5,710
  Gas aggregation and pipeline cost of sales                    17,529       13,750     32,132       27,996
  General and administrative                                     3,720        3,757      7,351        7,489
  Taxes, other than income                                       1,314          895      2,246        1,834
  Depletion and depreciation of oil and gas properties           3,132        3,439      5,966        6,917
  Depreciation of pipelines, other property and equipment        1,049        1,023      2,081        2,049
  Exploration and impairment                                       481        1,624      2,434        2,621
  Gain on sale of assets                                        (2,104)        (103)    (2,917)        (108)
                                                            -----------  -----------  ---------  -----------
    Total costs and expenses                                    27,916       27,378     54,909       54,508
                                                            -----------  -----------  ---------  -----------
  Income from operations                                         8,856        2,893     13,064        6,805
OTHER (INCOME) EXPENSE:
  Interest expense                                               3,171        3,782      6,388        7,588
  Interest income and other                                      1,078         (271)     1,357       (1,075)
                                                            -----------  -----------  ---------  -----------
Income before income taxes and minority interest                 4,607         (618)     5,319          292
Income tax expense (benefit)                                     1,281         (229)     1,012          158
                                                            -----------  -----------  ---------  -----------
Income (loss) before minority interest                           3,326         (389)     4,307          134
Minority interest                                                   62           41        120          105
                                                            -----------  -----------  ---------  -----------
NET INCOME (LOSS)                                           $    3,388   $     (348)  $  4,427   $      239
                                                            ===========  ===========  =========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------


                                                                SIX MONTHS ENDED
                                                                   DECEMBER 31
                                                             ----------------------
                                                               2004        2003
                                                             ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  4,427   $      239
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
  Depletion, depreciation and amortization                      8,047        8,967
  Gain on sale of assets                                       (2,917)        (108)
  (Gain) loss on redemption of senior bonds                       249         (546)
  Deferred income taxes                                        (1,337)           -
  Exploration and impairment                                    2,387        2,578
  Other, net                                                      182          548
                                                             ---------  -----------
                                                               11,038       11,678

  Changes in assets and liabilities:
  Accounts receivable                                          (7,800)       3,810
  Income taxes payable                                          2,222          172
  Prepaid and other assets                                     (1,514)        (949)
  Accounts payable and accrued expenses                        (5,336)      (6,275)
  Funds held for future distribution                            3,045       (3,610)
  Other                                                        (2,297)         647
                                                             ---------  -----------
  Net cash provided (used) by operating activities               (642)       5,473

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (17,616)      (7,745)
  Proceeds from sale of assets                                  3,895          620
  Notes receivable and other                                     (251)          (6)
                                                             ---------  -----------
  Net cash used by investing activities                       (13,972)      (7,131)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                109,691       21,026
  Principal payments on long-term debt                        (94,453)     (19,598)
  Purchase of treasury stock and other financing activities      (505)        (531)
  Proceeds from issuance of stock                                   -          257
  Dividends paid                                                 (615)        (595)
                                                             ---------  -----------
  Net cash provided by financing activities                    14,118          559
                                                             ---------  -----------
  Net decrease in cash and cash equivalents                      (496)      (1,099)
  Cash and cash equivalents, beginning of period                5,821        4,831
                                                             ---------  -----------
  Cash and cash equivalents, end of period                   $  5,325   $    3,732
                                                             =========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       DECEMBER 31,             DECEMBER 31,
                                                 ------------------------  ----------------------
                                                    2004         2003        2004        2003
                                                 -----------  -----------  ---------  -----------
Net income (loss)                                $    3,388   $     (348)  $  4,427   $      239
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment:
    Current period change                               582          750        916          893
  Oil and gas derivatives:
    Current period transactions                       2,913         (683)     1,005          126
    Reclassification to earnings                      1,762         (227)     2,655         (279)
  Interest rate hedging:
    Current period transactions                        (134)           -       (134)           -
    Reclassification to earnings                          -            -          -            -
                                                 -----------  -----------  ---------  -----------
Other comprehensive income (loss), net of tax         5,123         (160)     4,442          740
                                                 -----------  -----------  ---------  -----------
Comprehensive income (loss)                      $    8,511   $     (508)  $  8,869   $      979
                                                 ===========  ===========  =========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

2.   Accounting  Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which contains a summary of major accounting policies followed in preparation of its consolidated financial statements. Those policies were also followed in preparing the quarterly report included herein.

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

3.   Note  Repurchases

     The Company purchased $34.0 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the six months ended December 31, 2004 pursuant to an Asset Sale Offer as defined in the Indenture for the Notes. The Company purchased $2.04 million of its Notes during the six months ended December 31, 2003 in privately negotiated transactions.

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

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands) for the three months ended December 31, 2004 and 2003:

                                              Exploration &    Gas Aggregation
                                                Production       & Pipeline       Other    Consolidated
                                              --------------  -----------------  --------  -------------
For the three months ended December 31, 2004
--------------------------------------------
  Revenue from unaffiliated customers         $       17,881  $         18,891   $     -   $      36,772
  Depreciation, depletion, amortization                3,545               152       484           4,181
  Exploration and impairment costs                       481                 -         -             481
  Interest expense, net                                5,558            (2,065)     (345)          3,148
  EBITDAX                                             13,200               556    (1,254)         12,502
  Total assets                                       176,653           108,955    17,038         302,646
  Capital expenditures                                10,360                95       309          10,764

========================================================================================================

For the three months ended December 31, 2003
--------------------------------------------
  Revenue from unaffiliated customers         $       15,657  $         14,566   $    48   $      30,271
  Depreciation, depletion, amortization                3,770               158       534           4,462
  Exploration and impairment costs                     1,624                 -         -           1,624
  Interest expense, net                                5,628            (1,817)      (85)          3,726
  EBITDAX                                              9,969               300      (978)          9,291
  Total assets                                       179,105            89,842    18,627         287,574
  Capital expenditures                                 3,660                 7        42           3,709

========================================================================================================

     Reconciliation of EBITDAX is as follows (in thousands) for the three months ended December 31, 2004 and 2003:

                                                                Three Months Ended
                                                           December 31,    December 31,
                                                               2004            2003
                                                           -------------  --------------
  Net income (loss)                                        $       3,388  $        (348)

Add:
  Interest expense                                                 3,171          3,782
  Depletion and depreciation of oil and gas properties             3,132          3,439
  Depreciation of pipelines, other property and equipment          1,049          1,023
  Exploration and impairment                                         481          1,624
  Income tax expense (benefit)                                     1,281           (229)

                                                           -------------  --------------
EBITDAX                                                    $      12,502  $       9,291
                                                           =============  ==============

     Summarized financial information for the Company's reportable segments for operations is as follows (in thousands) for the six months ended December 31, 2004 and 2003:

                                            Exploration &    Gas Aggregation
                                              Production       & Pipeline       Other    Consolidated
                                            --------------  -----------------  --------  -------------
For the six months ended December 31, 2004
------------------------------------------
  Revenue from unaffiliated customers       $       32,566  $         34,940   $   467   $      67,973
  Depreciation, depletion, amortization              6,783               306       958           8,047
  Exploration and impairment costs                   2,434                 -         -           2,434
  Interest expense, net                             11,014            (4,098)     (585)          6,331
  EBITDAX                                           22,561             1,384    (1,637)         22,308
  Total assets                                     176,653           108,955    17,038         302,646
  Capital expenditures                              16,704               197       715          17,616

======================================================================================================

For the six months ended December 31, 2003
------------------------------------------
  Revenue from unaffiliated customers       $       31,188  $         30,076   $    49   $      61,313
  Depreciation, depletion, amortization              7,577               319     1,070           8,966
  Exploration and impairment costs                   2,605                16         -           2,621
  Interest expense, net                             11,325            (3,597)     (276)          7,452
  EBITDAX                                           19,395             1,055      (878)         19,572
  Total assets                                     179,105            89,842    18,627         287,574
  Capital expenditures                               7,598                10       137           7,745

======================================================================================================

     Reconciliation of EBITDAX is as follows (in thousands) for the six months ended December 31, 2004 and 2003:

                                                                 Six Months Ended
                                                           December 31,   December 31,
                                                               2004           2003
                                                           -------------  -------------
  Net income                                               $       4,427  $         239

Add:
  Interest expense                                                 6,388          7,588
  Depletion and depreciation of oil and gas properties             5,966          6,917
  Depreciation of pipelines, other property and equipment          2,081          2,049
  Exploration and impairment                                       2,434          2,621
  Income tax expense                                               1,012            158

                                                           -------------  -------------
EBITDAX                                                    $      22,308  $      19,572
                                                           =============  =============

     Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $10.3 million and $6.9 million as of December 31, 2004 and 2003 with no significant revenues recorded for the three or six months ended December 31, 2004 and $0.2 million recorded for the three months ended December 31, 2003 and $0.3 million recorded for the six months ended December 31, 2003.

5.   Derivative Instruments

     The Company periodically hedges a portion of its gas production through futures, swaps, floors and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's swap, floor and collar agreements in place are designated as cash flow hedges, except for one swap agreement designated as a fair value hedge.

     For swaps in place at December 31, 2004, the Company had recorded a $0.9 million other comprehensive loss, $0.6 million short-term deferred tax asset, $1.3 million short-term derivative liability, and $0.2 million long-term derivative liability. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.8 million. The Company has partially hedged its exposure to the variability in future cash flows through March 2006.

     For floors and collars in place at December 31, 2004, the Company had recorded a $0.2 million other comprehensive gain, $0.1 million short-term deferred tax liability, $1.6 million short-term derivative asset, and $0.2 million long-term derivative asset. No amount of the existing gains within other comprehensive income is expected to be reclassified into earnings within the next twelve months. The Company has partially hedged its exposure to the variability in future cash flows through March 2006.

     In August 2004, the Company entered into four interest rate cap agreements with Foothill, in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("LIBOR") at 3.5%. At December 31, 2004, the Company has recorded a $0.1 million other comprehensive loss, $0.1 million short-term deferred tax asset, $0.1 million short-term derivative asset, and $0.2 million long-term derivative asset. No amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months. The Company has partially hedged its exposure to the variability in future cash flows through July 2007.

6.   Commitments and Contingencies

     The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by the Kenneth W. Brill estate. The agreement outlines the repurchase of 49,110 shares of stock by the Company or through third parties, at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements. On December 31, 2004, the Company's remaining repurchase obligation under the Agreement is approximately $2.6 million of which $1.4 million was classified as a liability and the remaining $1.2 million is included in stockholders' equity as third parties have agreed to purchase such amount.

     During June 2004, the Company sold its membership interest in Breitburn Energy Company, LLC and established a $1.8 million reserve against items for which the Company was required to indemnify the buyer for a period of 180 days after closing pursuant to the agreement. This requirement was fulfilled during the quarter ended December 31, 2004 with no such claims from the buyer and was recorded as gain on sale of assets.

7.   Related Party Transaction

     Pursuant to an Agreement dated December 31, 2004, the Company advanced $0.3 million to a certain officer bearing 5% interest. The principal amount is due in full, unless paid sooner, on December 31, 2008 and is secured by a stock pledge agreement.


8.   Income Taxes

     The Company is currently under examination by the U.S. Internal Revenue Service of its federal income tax returns for the tax years ending June 30, 2002 and 2003. At December 31, 2004, the Company recorded a $2.3 million current income taxes payable and corresponding reduction to deferred tax liability resulting from a deferral in the timing of certain deductions arising from abandoned properties. Management of the Company continues to believe that it has adequately provided for any potential tax liability that may be ultimately assessed by the IRS.

9.   Debt

     The Company has an unsecured revolving line of credit totaling $3.0 million with a financial institution with an interest rate of prime plus 0.25%. Based upon the original terms of the agreement, the line was to reduce by $1.0 million in November 2004 and expire on June 30, 2005. The unsecured revolving line of credit was renegotiated during the quarter ended December 31, 2004 to extend the terms of the agreement. Under the new agreement the Company has an unsecured line of credit totaling $3.0 million, which reduces by $1.0 million in June 2005 and expires on April 1, 2007.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------
                                    AND 2003
                                    --------

     The Company recorded net income of $3.4 million for the quarter ended December 31, 2004 compared to net loss of $0.3 million for the quarter ended
December 31, 2003. The increase in net income of $3.7 million is primarily attributable to the net of a $6.5 million increase in revenues, a $0.5 million increase in costs and expenses, a $0.6 million decrease in interest expense, a $1.3 million decrease in interest income and other, and a $1.5 million increase in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended December 31 and their related variances are as follows:

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31          VARIANCE
                                                        ---------------------  -----------------
                                                           2004       2003     AMOUNT   PERCENT
                                                        ----------  ---------  -------  --------
  Natural Gas
    Production (Mmcf)                                       2,557       2,781    (224)     -8.1%
    Average sales price received ($/Mcf)                     7.35        4.77    2.58      54.1%
                                                        ----------  ---------  -------  --------
    Sales ($in thousands)                                  18,785      13,266   5,519      41.6%
  Oil
    Production (Mbbl)                                          18          30     (12)    -40.0%
    Average sales price received ($/Bbl)                    44.78       27.80   16.98      61.1%
                                                        ----------  ---------  -------  --------
    Sales ($in thousands)                                     806         834     (28)     -3.4%
  Hedging gain (loss)                                      (3,118)        190  (3,308)  -1741.1%
  Other                                                        89          89       -       0.0%
                                                        ----------  ---------  -------  --------
  Total oil and gas sales ($in thousands)                  16,562      14,379   2,183      15.2%
                                                        ==========  =========  =======  ========
  Aggregation Revenue
    Volume (Million Mmbtu)                                  1,884       2,147    (263)    -12.2%
    Average sales price received ($/Mmbtu)                   7.12        5.17    1.95      37.7%
                                                        ----------  ---------  -------  --------
    Sales ($in thousands)                                  13,408      11,091   2,317      20.9%
  Pipeline Revenue
    Volume (Million Mmbtu)                                  2,202       1,404     798      56.8%
    Average sales price received ($/Mmbtu)                   2.49        2.48    0.01       0.4%
                                                        ----------  ---------  -------  --------
    Sales ($in thousands)                                   5,483       3,476   2,007      57.7%
                                                        ----------  ---------  -------  --------
  Total aggregation and pipeline sales ($in thousands)     18,891      14,567   4,324      29.7%
                                                        ==========  =========  =======  ========
  Aggregation Gas Cost
    Volume (Million Mmbtu)                                  1,884       2,147    (263)    -12.2%
    Average price paid ($/Mmbtu)                             6.85        5.10    1.75      34.3%
                                                        ----------  ---------  -------  --------
    Cost ($in thousands)                                   12,914      10,956   1,958      17.9%
  Pipeline Gas Cost
    Volume (Million Mmbtu)                                    976       1,166    (190)    -16.3%
    Average price paid ($/Mmbtu)                             4.73        2.40    2.33      97.1%
                                                        ----------  ---------  -------  --------
    Cost ($in thousands)                                    4,615       2,794   1,821      65.2%
                                                        ----------  ---------  -------  --------
  Total aggregation and pipeline cost ($in thousands)      17,529      13,750   3,779      27.5%
                                                        ==========  =========  =======  ========

     REVENUES.  Total  revenues increased $6.5 million between the periods.  The
     --------
increase was due to a $2.2 milion increase in oil and gas sales and a $4.3 million increase in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $2.2 million from $14.4 million for the quarter ended December 31, 2003 to $16.6 million for the quarter ended December 31, 2004. Natural gas sales increased $5.5 million. The net increase in natural gas sales is attributable to an increase in gas prices, offset by a decrease in gas production. The price increase corresponds with the rise in the related natural gas indexes. The decrease in production is primarily due to wells sold in California and certain pipeline curtailments in the Appalachian Basin. Gas sales were reduced by recognized losses on related hedging transactions and other revenue, which totaled a loss of $3.0 million for the quarter ended December 31, 2004 compared to a gain of $0.3 million for the quarter ended December 31, 2003.

     Revenues from gas aggregation and pipeline sales increased $4.3 million from $14.6 million during the period ended December 31, 2003 to $18.9 million in the period ended December 31, 2004. Gas aggregation revenue increased $2.3 million primarily because of an increase in average sales prices and corresponds to the rise in related gas indexes for this period compared to the prior period. Offsetting this increase in sales prices was a decrease in gas volumes due to curtailments and natural production declines. Pipeline revenue, which has a sales and gathering component, increased $2.0 million primarily because of an increase in the average sales price related to the non-gathering volumes and an increase in revenue related to the gathering component for this period compared to the prior period. The increase in revenues and volumes related to the gathering component primarily is the result of the acquisition of a 100-mile long natural gas gathering system located in northeastern West Virginia finalized during the first quarter of the current fiscal year. The increase in the average sales price related to the non-gathering volumes corresponds to the increase in related gas indexes for the period as compared to the prior period.

          COSTS AND EXPENSES. The Company's costs and expenses increased $0.5
          --------------------
million between the periods primarily as a net result of a $0.2 million decrease in field and lease operating expense, a $3.8 million increase in gas aggregation and pipeline costs, a $0.4 million increase in taxes other than income, a $0.3 million decrease in depreciation, depletion, and amortization costs for oil and gas properties, a $1.1 million decrease in exploration and impairment costs, and a $2.0 million increase in gain on sale of property as further described below.

     Field and lease operating expense decreased $0.2 million from $3.0 million during the period ended December 31, 2003 to $2.8 million in the period ended December 31, 2004. This decrease is a result of decrease in operating expenses in New Zealand and due to wells sold in California.

     Gas aggregation and pipeline costs increased $3.8 million from $13.8 million during the period ended December 31, 2003 to $17.5 million in the period ended December 31, 2004. Gas aggregation costs increased $2.0 million and pipeline costs increased $1.8 million. The increase in costs is primarily attributable to the increase in the average purchase price that corresponds to the rise in the related natural gas indexes, offset by a decrease in volume for this period compared to the prior period. Pipeline costs increased $1.8 million. The increase in costs is primarily attributable to an increase in the average purchase price, which corresponds to the rise in the related natural gas indexes, offset by a decline in gas volumes.

     Taxes other than income increased $0.4 million during the period to $1.3 million. This increase is primarily the result of an increase in wellhead oil and gas sales during the period compared to the prior period. Production taxes are based on wellhead oil and gas sales, which were higher this period compared to the prior period.

     Depletion and depreciation for oil and gas properties decreased $0.3 million primarily due to a decrease in oil and gas production.

     Exploration and impairment costs decreased $1.1 million and is primarily the result of a decline in dry hole expense during the period compared to the prior period.

     Gain on sale of assets increased $2.0 million primarily due to the recognition of $1.8 million gain in the current period, related to the reversal of a reserve established at June 30, 2004, against items for which the Company was required to indemnify the buyer of the Company's membership interest in Breitburn Energy Company, LLC ("BEC") for a period of 180 days after closing of the agreement. The Company also sold certain field equipment in the Appalachian Basin during the current period.

     INTEREST  EXPENSE.  Interest  expense decreased $0.6 million when comparing
     ------------------
the periods primarily due to the purchase of a portion of the Company's senior notes resulting in a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $1.3  million when
     ----------------------------
comparing the periods and is primarily attributable to an accrual of a contingent liability and profit sharing costs recorded in the current period.

     INCOME  TAX.  Income tax expense increased by $1.5 million to an income tax
     -----------
expense of $1.3 million as compared to an income tax benefit for the prior period of $0.2 million. The increase is primarily due to the increase in income before taxes of $5.2 million and the adjustment of the tax contingency balance of $0.6 million for items that are closed or no longer applicable. At December 31, 2004, the Company recorded a $2.3 million current income taxes payable and corresponding reduction to deferred tax liability resulting from a deferral in the timing of certain deductions arising from abandoned properties due to the current IRS examination of the Company's federal income tax returns for the tax years ending June 30, 2002 and 2003.



COMPARISON  OF  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------
AND 2003
--------

     The Company recorded net income of $4.4 million for the six months ended December 31, 2004 compared to net income of $0.2 million for the six months ended December 31, 2003. The increase in net income of $4.2 million is primarily attributable to the net of a $6.7 million increase in revenues, $0.4 million increase in costs and expenses, $1.2 million decrease in interest expense, $2.4 million decrease in interest income and other, and a $0.8 million increase in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the six months ended December 31 and their related variances are as follows:

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31           VARIANCE
                                                        --------------------  -------------------
                                                          2004       2003      AMOUNT    PERCENT
                                                        --------  ----------  ---------  --------
  Natural Gas
    Production (Mmcf)                                     4,979       5,549       (570)    -10.3%
    Average sales price received ($/Mcf)                   6.70        4.89       1.81      37.0%
                                                        --------  ----------  ---------  --------
    Sales ($ in thousands)                               33,372      27,139      6,233      23.0%
  Oil
    Production (Mbbl)                                        33          63        (30)    -47.6%
    Average sales price received ($/Bbl)                  42.85       27.79      15.06      54.2%
                                                        --------  ----------  ---------  --------
    Sales ($ in thousands)                                1,414       1,751       (337)    -19.2%
  Hedging loss                                           (5,053)       (555)    (4,498)   -810.5%
  Other                                                     169         185        (16)     -8.6%
                                                        --------  ----------  ---------  --------
  Total oil and gas sales ($ in thousands)               29,902      28,520      1,382       4.8%
                                                        ========  ==========  =========  ========
  Aggregation Revenue
    Volume (Million Mmbtu)                                3,821       4,494       (673)    -15.0%
    Average sales price received ($/Mmbtu)                 6.48        5.07       1.41      27.8%
                                                        --------  ----------  ---------  --------
    Sales ($ in thousands)                               24,744      22,769      1,975       8.7%
  Pipeline Revenue
    Volume (Million Mmbtu)                                4,143       2,815      1,328      47.2%
    Average sales price received ($/Mmbtu)                 2.46        2.60      (0.14)     -5.4%
                                                        --------  ----------  ---------  --------
    Sales ($ in thousands)                               10,196       7,307      2,889      39.5%
                                                        --------  ----------  ---------  --------
  Total aggregation and pipeline sales ($in thousands)   34,940      30,076      4,864      16.2%
                                                        ========  ==========  =========  ========
  Aggregation Gas Cost
    Volume (Million Mmbtu)                                3,821       4,494       (673)    -15.0%
    Average price paid ($/Mmbtu)                           6.21        4.93       1.28      26.0%
                                                        --------  ----------  ---------  --------
    Cost ($ in thousands)                                23,722      22,174      1,548       7.0%
  Pipeline Gas Cost
    Volume (Million Mmbtu)                                2,121       2,281       (160)     -7.0%
    Average price paid ($/Mmbtu)                           3.96        2.55       1.41      55.3%
                                                        --------  ----------  ---------  --------
    Cost ($ in thousands)                                 8,408       5,822      2,586      44.4%
                                                        --------  ----------  ---------  --------
  Total aggregation and pipeline cost ($ in thousands)   32,132      27,996      4,134      14.8%
                                                        ========  ==========  =========  ========


     REVENUES.  Total  revenues increased $6.7 million between the periods.  The
     --------
increase was due to a $1.4 million increase in oil and gas sales, $4.9 million increase in gas aggregation and pipeline sales and a $0.4 million increase in other revenues. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $1.4 million from $28.5 million for six months ended December 31, 2003 to $29.9 million for the six months ended December 31, 2004. Natural gas sales increased $6.2 million and oil sales decreased $0.3 million. The net increase in natural gas sales is the result of an increase in average gas prices, offset by a decline in production. The price increase corresponds with the rise in related natural gas indexes. The production decline is primarily due to the sale of several California properties and certain pipeline curtailments in the Appalachian Basin. Gas sales were reduced by recognized losses on related hedging transactions and a decrease in other revenue, which totaled a loss of $4.9 million for the six months ended December 31, 2004 compared to a loss of $0.4 million for the six months ended December 31, 2003.

     Revenues from gas aggregation and pipeline sales increased $4.9 million from $30.0 million for the six months ended December 31, 2003 to $34.9 million for the six months ended December 31, 2004. Gas aggregation revenue increased $2.0 million because of an increase in average sales prices, offset by a decrease in gas volumes due to curtailments and natural production declines. The increase in average sales price corresponds to the rise in related natural gas price indexes for this period compared to the prior period. Pipeline revenue, which has a sales and gathering component, increased $2.9 million from $7.3 million to $10.2 million primarily because of an increase in the average sales price related to the non-gathering volumes and an increase in revenue related to the gathering component for this period compared to the prior period. The increase in revenues and volumes related to the gathering component primarily is the result of the acquisition of a 100-mile long natural gas gathering system located in northeastern West Virginia finalized during the first quarter of the current fiscal year. The increase in the average sales price related to non-gathering volumes corresponds to the increase in related natural gas indexes for the period as compared to the prior period.

     Other revenues increased $0.4 million between periods. This increase is the result of the company receiving a partnership distribution from a limited partnership in which the Company owns an interest.

     COSTS  AND  EXPENSES.  The  Company's  costs  and  expenses  increased $0.4
     --------------------
million between the periods primarily as a net result of a $4.1 million increase in gas aggregation and pipeline costs, $0.1 million decrease in general and administrative costs, $0.4 million increase in taxes other than income, a $1.0 million decrease in depreciation, depletion, and amortization costs for oil and gas properties, a $0.2 million decrease in exploration and impairment costs, and a $2.8 million increase in gain on sale of assets.

     Gas aggregation and pipeline costs increased $4.1 million. Gas aggregation costs increased $1.5 million and is primarily the result of an increase in the average price of gas that corresponds to the rise in the related natural gas indexes, offset by a decline in gas volumes for this period compared to the prior period. Pipeline costs increased $2.6 million and is primarily the result of an increase in the average purchase price that corresponds to the rise in the related natural gas indexes, offset by a decline in volumes.

     Taxes other than income increased $0.4 million due to an increase in wellhead sales in the period compared to the prior period. Production taxes are based on wellhead oil and gas sales, which where higher during the period compared to the prior period.

     Depletion and depreciation of oil and gas properties decreased $1.0 million due to a decrease in production.

     Gain on sale of assets increased $2.8 million primarily due to the recognition of $1.8 million gain in the current period, related to the reversal of a reserve established at June 30, 2004, against items for which the Company was required to indemnify the buyer of the Company's membership interest in

Breitburn Energy Company, LLC ("BEC") for a period of 180 days after closing of the agreement. The Company also realized a gain on the sale of undeveloped acreage and certain field equipment in the Appalachian Basin during the current period.

     INTEREST  EXPENSE.  Interest  expense decreased $1.2 million when comparing
     ------------------
the periods primarily due to the purchase of a portion of the Company's senior notes resulting in a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $2.4  million when
     ----------------------------
comparing the periods and is primarily attributable to a decrease in recognized gains on the purchase of senior bonds, an accrual of a contingent liability and profit sharing costs recorded in the current period.

     INCOME  TAX.  Income tax expense increased by $0.8 million to an income tax
     -----------
expense of $1.0 million as compared to income tax expense for the prior period of $0.2 million. The increase is primarily due to the increase in income before taxes of $5.0 million and the adjustment of the tax contingency balance of $1.2 million for items that are closed or no longer applicable. At December 31, 2004, the Company recorded a $2.3 million current income taxes payable and corresponding reduction to deferred tax liability resulting from a deferral in the timing of certain deductions arising from abandoned properties due to the current IRS examination of the Company's federal income tax returns for the tax years ending June 30, 2002 and 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition and liquidity have improved since June 30 2004. Stockholders' equity has increased from $42.4 at June 30, 2004 to $50.5 at December 31, 2004. The Company's cash decreased from $5.8 million at June 30, 2004 to $5.3 million at December 31, 2004. The Company's cash at February 8, 2005 was $1.6 million. The change in cash during the six months of approximately $0.5 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of $50 million under the Company's $50 million term loan of the Amended and Restated Credit Agreement (the "Restated Credit Agreement"); the reduction of $0.6 million under the Company's $50 million revolving credit facility of the Restated Credit Agreement; payments of $34 million for the purchase of a portion of the Company's outstanding Notes; the investment of approximately $17.6 million; proceeds from the sale of assets of approximately $3.9 million; payments of approximately $1.1 million for the acquisition of treasury stock and dividends; and approximately $0.6 million of cash used by operations during the quarter.

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

     The Company has an unsecured revolving line of credit totaling $3.0 million with a financial institution with an interest rate of prime plus 0.25%. Based upon the original terms of the agreement, the line was to reduce by $1.0 million in November 2004 and expires on June 30, 2005. The unsecured revolving line of credit was renegotiated during the quarter ended December 31, 2004 to extend the terms of the agreement. Under the new agreement the Company has an unsecured line of credit totaling $3.0 million, which reduces by $1.0 million in June 2005 and expires on April 1, 2007.

     At December 31, 2004, the Company's principal source of liquidity consisted of $5.3 million of cash, $0.3 million available under an unsecured credit facility currently in place, plus amounts available under the revolving loan of the Restated Credit Agreement. At December 31, 2004, $1.0 million was outstanding and $1.7 million was committed through letters of credit under the credit facility, $35.4 million was outstanding on the revolving loan and $50 million was outstanding on the term loan under the Restated Credit Agreement.

     As of February 8, 2005, there is $50 million in outstanding borrowings under the term loan and $29.4 million in outstanding borrowings under the revolving loan. Additional borrowings must comply with the terms of the Indenture and the Restated Credit Agreement.

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

     Management utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment cost ("EBITDAX") to evaluate the operation of each business segment. Additionally, EBITDAX and similar measures are utilized by the Company's lenders to evaluate the business and in calculating various financial coverages required in the debt agreements. Reconciliation of the non-GAAP financial measure is as follows (in thousands):

                                                                  Twelve Months Ended

                                                            June 30,    June 30,    June 30,
                                                              2004        2003        2002
                                                           ----------  ----------  ----------
  Net income (loss)                                        $   4,295   $   9,844   $ (26,180)

Add:
  Interest expense                                            15,069      16,383      19,671
  Depletion and depreciation of oil and gas properties        13,300      12,140      12,362
  Depreciation of pipelines, other property and equipment      4,190       4,294       2,933
  Exploration and impairment                                  10,796      11,729      27,694
  Income tax expense (benefit)                                (4,722)      6,073     (16,822)
Less:
  Change in accounting principle, net of tax                       0         (73)          0
  Gain on redemption of senior bonds                             513      23,672           0

                                                           ----------  ----------  ----------
EBITDAX                                                    $  42,415   $  36,864   $  19,658
                                                           ==========  ==========  ==========

The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by operations, cash generated by the sale of assets and interest expense. EBITDAX, before inclusion of the gain on the purchase of the Company's Notes, for fiscal year 2004 was $42.4 million. EBITDAX for fiscal years 2003 and 2002, measured on a similar basis, was $36.9 million and $19.7 million, respectively. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2005 will approximate $44 million. The Company's ability to achieve EBITDAX of $44 million from oil and gas operations for fiscal year 2005 is highly dependant on product price and continued drilling success. There can be no assurance given that the Company will be able to achieve these goals. Management believes that cash generated from oil and gas operations, together with the liquidity provided by existing cash balances and permitted borrowings, will be sufficient to satisfy commitments for capital expenditures of $40.7 million, debt service obligations, working capital needs and other cash requirements for the current fiscal year.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions on its estimated production covering approximately 60% to 70% for the fiscal year ending June 30, 2005; and 50% to 60% for the fiscal year ending June 30, 2006. As of December 31, 2004, the Company's open gas derivative instruments as follows:

                                             Total          Average
                                  Market    Volumes    Contract / Strike      Unrealized
Time period                       Index     (MMBtu)          Price          (Gains) Losses
-------------------------------------------------------------------------------------------

Derivatives

  Natural Gas Swaps

    January 2005 - February 2005  NYMEX       200,000  $             6.14  $         8,409
    January 2005 - March 2005     NYMEX       360,000                5.57          219,974
    January 2005 - March 2005     NYMEX       270,000                5.61          154,263
    January 2005 - March 2005     NYMEX       450,000                8.48       (1,019,819)
    January 2005 - March 2005     NYMEX       270,000                9.32         (832,290)
    January 2005 - June 2005      NYMEX     1,620,000                4.47        2,660,278
    July 2005 - March 2006        NYMEX       900,000                6.25          279,668
                                          -----------                      ----------------
                                            4,070,000                      $     1,470,483
                                          ===========                      ================

  Floors
    Apil 2005 - June 2005         NYMEX     1,200,000  $             6.00  $      (199,206)
    July 2005 - March 2006        NYMEX     2,160,000                6.00          108,734
                                          -----------                      ----------------
                                            3,360,000                      $       (90,472)
                                          ===========                      ================

  Collars
                                          -----------                      ----------------
    July 2005 - March 2006        NYMEX     3,420,000  $      5.50 - 8.70  $      (185,606)
                                          ===========                      ================

                                                                           ----------------
Total Hedged Production                    10,850,000                      $     1,194,405
                                          ===========                      ================

     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at December 2004 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.4 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. In August 2004, the Company entered into four interest rate cap agreements with Foothill, in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("LIBOR") at 3.5%. Assuming the variable interest debt remained at the December 31, 2004 level, a 10% change in rates would have a $0.2 million impact on interest expense on an annual basis.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 8th day of February 2005.



                                         ENERGY  CORPORATION  OF  AMERICA




                                         By:    /s/John Mork
                                            ---------------------------------
                                         John Mork
                                         Chief Executive Officer and Director




                                         By:    /s/Michael S. Fletcher
                                            ---------------------------------
                                         Michael S. Fletcher
                                         Chief Financial Officer

EXHIBIT  31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 15 U.S.C. SEC. 7241 AND 17 C.F.R. 240.13A-14(A)

I, John Mork, certify that:

     1. I have reviewed this Form 10-Q of Energy Corporation of America (the "Company");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

     4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.


Date:  February 8, 2005


                                        /s/ John Mork
                                        ---------------------------------------
                                                       JOHN MORK
                                          President and Chief Executive Officer

EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 15 U.S.C. SEC. 7241 AND 17 C.F.R. 240.13A-14(A)

I, Michael S. Fletcher, certify that:

     1. I have reviewed this Form 10-Q of Energy Corporation of America (the "Company");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

     4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.


Date:  February 8, 2005


                                     /s/ Michael S. Fletcher
                                     ----------------------------------------
                                               MICHAEL S. FLETCHER
                                             Chief Financial Officer