Form 10-Q
period 2005-03-31
ENERGY CORP OF AMERICA
filed 2005-05-12
CIK 32880

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

   The number of shares of the Registrant's common stock, par value $1.00 per share, outstanding at May 10, 2005 was 598,777 shares.

                          ENERGY CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                           PAGES
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of
          March 31, 2005 and June 30, 2004. . . . . . . . . . . . . . . . . . .3

        Unaudited Condensed Consolidated Statements of Operations
          For the three and nine months ended March 31, 2005 and 2004. . . . . 5

        Unaudited Condensed Consolidated Statements of Cash Flows
          For the nine months ended March 31, 2005 and 2004. . . . . . . . . . 6

        Unaudited Condensed Consolidated Statements of Comprehensive Income
          For the three and nine months ended March 31, 2005 and 2004. . . . . 7

        Notes to Unaudited Condensed Consolidated Financial Statements. . . . .8

        Item 2. Management's Discussion and Analysis of Results of Operations
                  and Financial Condition. . . . . . . . . . . . . . . . . . .15

        Item 3. Quantitative and Qualitative Disclosures About Market Risk. . 25

        Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . .27


PART II  OTHER INFORMATION

        Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 28

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . 28

        Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . 28

        Item 4. Submission of Matters to a Vote of Security Holders . . . . . 28

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . 28

        Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 29

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------

                                                           MARCH 31,    JUNE 30,
                                                             2005         2004
                                                          -----------  ----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                             $    3,717   $   5,821
   Accounts receivable:
     Oil and gas sales                                         9,266       8,632
     Gas aggregation and pipeline                             12,004       9,079
     Other                                                     4,519       4,000
                                                          -----------  ----------
      Accounts receivable                                     25,789      21,711
    Less allowance for doubtful accounts                        (898)     (1,022)
                                                          -----------  ----------
      Accounts receivable, net of allowance                   24,891      20,689

    Deferred income tax asset                                    612       2,087
    Deferred taxes - other comprehensive loss                  4,694       2,889
    Notes receivable, related party                               49          59
    Derivatives                                                  313           -
    Prepaid and other current assets                           2,024       4,141
                                                          -----------  ----------
      Total current assets                                    36,300      35,686

 Property, plant and equipment, net of accumulated
    depreciation and depletion of $154,301 and $143,846      257,826     246,391

 OTHER ASSETS:
    Deferred financing costs, net of accumulated
      amortization of $7,628 and $6,833                        1,943       2,015
    Notes receivable, related party                              369         113
    Derivatives                                                  345           -
    Other                                                      5,890       6,007
                                                          -----------  ----------
      Total other assets                                       8,547       8,135
                                                          -----------  ----------

 TOTAL                                                    $  302,673   $ 290,212
                                                          ===========  ==========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------

                                                              MARCH 31,    JUNE 30,
                                                                2005         2004
                                                             -----------  ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $    9,216   $  14,823
    Current portion of long-term debt                               155       1,145
    Funds held for future distribution                           17,528      16,701
    Income taxes payable                                          2,349         128
    Accrued taxes, other than income                              9,780       9,289
    Derivatives                                                   8,648       7,303
    Other current liabilities                                     1,173       3,562
                                                             -----------  ----------
       Total current liabilities                                 48,849      52,951

 LONG-TERM OBLIGATIONS:
    Long-term debt                                              176,484     162,894
    Deferred trust revenue                                        2,228       2,511
    Deferred income tax liability                                17,230      19,552
    Derivatives                                                   1,807           -
    Other long-term obligations                                   8,115       8,447
                                                             -----------  ----------
       Total liabilities                                        254,713     246,355

 Minority Interest                                                1,329       1,495
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Common stock, par value $1.00; 2,000,000 shares
       authorized; 730,039 shares issued                            730         730
    Class A non-voting common stock, no par value; 100,000
    shares authorized; 69,615 and 68,237 shares issued            8,260       8,027
    Additional paid-in capital                                    5,503       5,503
    Retained earnings                                            54,541      48,200
    Treasury stock and notes receivable arising from the
       issuance of common stock                                 (15,580)    (14,954)
    Deferred compensation on restricted stock                    (1,581)     (1,887)
    Accumulated other comprehensive loss                         (5,242)     (3,257)
                                                             -----------  ----------
       Total stockholders' equity                                46,631      42,362
                                                             -----------  ----------

 TOTAL                                                       $  302,673   $ 290,212
                                                             ===========  ==========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     MARCH 31,                MARCH 31,
                                                              ------------------------  -----------------------
                                                                 2005         2004         2005        2004
                                                              ----------  ------------  ----------  -----------
 REVENUES:
    Oil and gas sales                                         $  18,505   $    14,735   $  48,408   $   43,255
    Gas aggregation and pipeline sales                           19,886        16,126      54,826       46,202
    Well operations and service revenues                          1,196         1,243       3,859        3,912
    Other                                                             -           100         467          148
                                                              ----------  ------------  ----------  -----------
         Total revenues                                          39,587        32,204     107,560       93,517
                                                              ----------  ------------  ----------  -----------
 COST AND EXPENSES:
    Field operating expenses                                      3,076         2,817       8,692        8,527
    Gas aggregation and pipeline cost of sales                   18,394        14,645      50,525       42,641
    General and administrative                                    3,911         3,930      11,262       11,419
    Taxes, other than income                                      1,284         1,132       3,530        2,966
    Depletion and depreciation of oil and gas properties          3,288         3,269       9,255       10,186
    Depreciation of pipelines, other property and equipment       1,086         1,055       3,167        3,104
    Exploration and impairment                                    1,282         1,021       3,716        3,642
    Gain on sale of assets                                          (86)         (175)     (3,002)        (283)
                                                              ----------  ------------  ----------  -----------
         Total costs and expenses                                32,235        27,694      87,145       82,202
                                                              ----------  ------------  ----------  -----------
    Income from operations                                        7,352         4,510      20,415       11,315
 OTHER (INCOME) EXPENSE:
    Interest expense                                              3,239         3,766       9,627       11,354
    Interest income and other                                       156           (24)      1,512       (1,099)
                                                              ----------  ------------  ----------  -----------
 Income before income taxes and minority interest                 3,957           768       9,276        1,060
 Income tax expense (benefit)                                     1,019        (3,850)      2,031       (3,692)
                                                              ----------  ------------  ----------  -----------
 Income before minority interest                                  2,938         4,618       7,245        4,752
 Minority interest                                                   53            13         172          118
                                                              ----------  ------------  ----------  -----------
 NET INCOME                                                   $   2,991   $     4,631   $   7,417   $    4,870
                                                              ==========  ============  ==========  ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2005        2004
                                                               ----------  -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $   7,417   $    4,870
   Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
   Depletion, depreciation and amortization                       12,422       13,290
   Gain on sale of assets                                         (3,002)        (283)
   (Gain) loss on redemption of senior bonds                         249         (513)
   Deferred income taxes                                            (846)      (4,161)
   Exploration and impairment                                      3,511        3,590
   Other, net                                                         93          637
                                                               ----------  -----------
                                                                  19,844       17,430

   Changes in assets and liabilities:
   Accounts receivable                                            (4,203)       5,072
   Income taxes payable                                            2,222          525
   Prepaid and other assets                                       (1,409)        (324)
   Accounts payable and accrued expenses                          (5,228)      (4,657)
   Funds held for future distribution                                827       (2,044)
   Other                                                          (2,899)         282
                                                               ----------  -----------
   Net cash provided by operating activities                       9,154       16,284

 CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                (25,827)     (11,051)
   Proceeds from sale of assets                                    3,984          990
   Notes receivable and other                                       (304)          34
                                                               ----------  -----------
   Net cash used by investing activities                         (22,147)     (10,027)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                  132,651       36,380
   Principal payments on long-term debt                         (120,051)     (43,528)
   Purchase of treasury stock and other financing activities        (712)        (657)
   Proceeds from issuance of stock                                     -          257
   Dividends paid                                                   (999)        (928)
                                                               ----------  -----------
   Net cash provided (used) by financing activities               10,889       (8,476)
                                                               ----------  -----------
   Net decrease in cash and cash equivalents                      (2,104)      (2,219)
   Cash and cash equivalents, beginning of period                  5,821        4,831
                                                               ----------  -----------
   Cash and cash equivalents, end of period                    $   3,717   $    2,612
                                                               ==========  ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENERGY CORPORATION OF AMERICA
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                  MARCH 31,                MARCH 31,
                                                                           ------------------------  -----------------------
                                                                              2005         2004         2005         2004
                                                                           ----------  ------------  -----------  ----------
 Net income                                                           $   2,991   $     4,631   $    7,417   $   4,870
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment:
       Current period change                                               (166)           63          750         956
    Oil and gas derivatives:
       Current period transactions                                       (6,267)         (927)      (5,261)     (1,250)
       Reclassification to earnings                                        (116)          (50)       2,539         121
    Interest rate hedging:
       Current period transactions                                          121             -          (13)          -
       Reclassification to earnings                                           -             -            -           -
                                                                      ----------  ------------  -----------  ----------
 Other comprehensive loss, net of tax                                    (6,428)         (914)      (1,985)       (173)
                                                                      ----------  ------------  -----------  ----------
 Comprehensive income (loss)                                          $  (3,437)  $     3,717   $    5,432   $   4,697
                                                                      ==========  ============  ===========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ENERGY CORPORATION OF AMERICA
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

     Management of the Company believes that all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of such interim periods have been made. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial
     Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year beginning after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

     Supplemental Disclosures of Cash Flow Information - Supplemental cash flow information for the nine months ended March 31 is as follows (in thousands):

                              NINE MONTHS ENDED
                                  MARCH 31,
                            ---------------------
                              2005        2004
                            ---------  ----------

     Cash paid for:
       Interest             $   6,884  $    8,039
       Income taxes               528           -
     Income taxes refunded          -           -


3.   Note  Repurchases

     The Company purchased $34.0 million of its 9 1/2% Senior Subordinated Notes ("Notes") during the nine months ended March 31, 2005 pursuant to an Asset Sale Offer as defined in the Indenture for the Notes. The Company purchased $6.04 million of its Notes during the nine months ended March 31, 2004 in privately negotiated transactions.

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

     Summarized financial information for the Company's reportable segments for operations is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                 Exploration &   Gas Aggregation
                                                  Production       & Pipeline       Other    Consolidated
                                                --------------  ----------------  ---------  -------------
      For the three months ended March 31, 2005
     ------------------------------------------
       Revenue from unaffiliated customers      $       19,701  $        19,886   $      -   $      39,587
       Depreciation, depletion, amortization             3,716              153        505           4,374
       Exploration and impairment costs                  1,282                -          -           1,282
       Interest expense, net                             5,567           (2,244)      (100)          3,223
       EBITDAX                                          12,283              712        (90)         12,905
       Total assets                                    177,904          107,819     16,950         302,673
       Capital expenditures                              6,946              229      1,036           8,211

     =====================================================================================================

      For the three months ended March 31, 2004
     ------------------------------------------
       Revenue from unaffiliated customers      $       15,978  $        16,126   $    100   $      32,204
       Depreciation, depletion, amortization             3,637              156        531           4,324
       Exploration and impairment costs                  1,021                -          -           1,021
       Interest expense, net                             5,351           (1,897)       247           3,701
       EBITDAX                                           7,652              972      1,267           9,891
       Total assets                                    174,437           94,970     13,430         282,837
       Capital expenditures                              3,321               28        (43)          3,306

     =====================================================================================================

     Reconciliation of EBITDAX is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                    Three Months Ended
                                                                  March 31,    March 31,
                                                                     2005        2004
                                                                  ----------  -----------
      Net income                                                  $    2,991  $    4,631

     Add:
        Interest expense                                               3,239       3,766
        Depletion and depreciation of oil and gas properties           3,288       3,269
        Depreciation of pipelines, other property and equipment        1,086       1,055
        Exploration and impairment                                     1,282       1,021
        Income tax expense (benefit)                                   1,019      (3,850)

                                                                  ----------  -----------
     EBITDAX                                                      $   12,905  $    9,892
                                                                  ==========  ===========


Summarized financial information for the Company's reportable segments for operations is as follows for the nine months ended March 31, 2005 and 2004 (in thousands):

                                                Exploration &    Gas Aggregation
                                                  Production       & Pipeline       Other    Consolidated
                                                --------------  -----------------  --------  -------------
      For the nine months ended March 31, 2005
     -----------------------------------------

        Revenue from unaffiliated customers     $       52,267  $         54,826   $   467   $     107,560
        Depreciation, depletion, amortization           10,500               459     1,463          12,422
        Exploration and impairment costs                 3,716                 -         -           3,716
        Interest expense, net                           16,581            (6,342)     (685)          9,554
        EBITDAX                                         34,843             2,096    (1,726)         35,213
        Total assets                                   177,905           107,819    16,949         302,673
        Capital expenditures                            23,650               426     1,751          25,827

     =====================================================================================================

      For the nine months ended March 31, 2004
     -----------------------------------------
        Revenue from unaffiliated customers     $       47,167  $         46,202   $   148   $      93,517
        Depreciation, depletion, amortization           11,214               475     1,601          13,290
        Exploration and impairment costs                 3,626                16         -           3,642
        Interest expense, net                           16,676            (5,494)      (29)         11,153
        EBITDAX                                         27,047             2,027       390          29,464
        Total assets                                   174,437            94,970    13,430         282,837
        Capital expenditures                            10,919                38        94          11,051

     =====================================================================================================

     Reconciliation of EBITDAX is as follows for the nine months ended March 31, 2005 and 2004 (in thousands):

                                                                    Nine Months Ended
                                                                  March 31,    March 31,
                                                                    2005        2004
                                                                 ----------  -----------
      Net income                                                 $    7,417  $    4,870

     Add:
       Interest expense                                               9,627      11,354
       Depletion and depreciation of oil and gas properties           9,255      10,186
       Depreciation of pipelines, other property and equipment        3,167       3,104
       Exploration and impairment                                     3,716       3,642
       Income tax expense (benefit)                                   2,031      (3,692)

                                                                 ----------  -----------
     EBITDAX                                                     $   35,213  $   29,464
                                                                 ==========  ===========

     Revenues are priced and accounted for consistently for both unaffiliated and intersegment sales. The 'Other' column includes items related to non-reportable segments, including drilling rig, corporate and elimination items. Included in the total assets of the exploration and production segment are net long-lived assets located in New Zealand of $10.7 million and $6.9 million as of March 31, 2005 and 2004 with $0.1 million in revenues recorded for the three and nine months ended March 31, 2005 as compared to no significant revenue recorded for the three months ended March 31, 2004 and $0.3 million recorded for the nine months ended March 31, 2004.

5.   Derivative Instruments

     The Company periodically hedges a portion of its gas production through futures, swaps, floors and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage its exposure to commodity price risk under existing sales commitments. All of the Company's swap, floor and collar agreements in place are designated as cash flow hedges.

     For swaps in place at March 31, 2005, the Company had recorded a $4.7 million other comprehensive loss, $3.1 million short-term deferred tax asset, $6.3 million short-term derivative liability, and $1.5 million long-term derivative liability. The estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $3.8 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2007.

     For floors in place at March 31, 2005, the Company had recorded a $0.8 million other comprehensive loss, $0.5 million short-term deferred tax asset, and $0.2 million short-term derivative asset. The estimated net amount of existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $0.8 million. The Company has partially hedged its exposure to the variability in future cash flows through March 2006.

     For collars in place at March 31, 2005, the Company had recorded a $1.6 million other comprehensive loss, $1.0 million short-term deferred tax asset, $2.3 million short-term derivative liability, and $0.3 million long-term derivative liability. No amount of the existing losses within other comprehensive income is expected to be reclassified into earnings within the next twelve months. The Company has partially hedged its exposure to the variability in future cash flows through December 2007.

     In August 2004, the Company entered into four interest rate cap agreements with Wells Fargo Foothill, Inc. ("Foothill"), in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("LIBOR") at 3.5%. At March 31, 2005, the Company has recorded a $13,000 other comprehensive loss, $8,400 short-term deferred tax asset, $149,000 short-term derivative asset, and $345,000 long-term derivative asset. The estimated net amount of existing losses within other comprehensive income that are expected to be reclassified into earnings within the next twelve months is approximately $3,800. The Company has partially hedged its exposure to the variability in future cash flows through July 2007.

6.   Commitments and Contingencies

     The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's operations or financial position.

     Pursuant to an Agreement dated December 28, 1998, the Company is required to purchase all shares owned by Kenneth W. Brill upon notice by Mr. Brill's estate or promptly after the passage of two years from Mr. Brill's death if the estate does not sooner tender the shares. The Company entered into a repurchase agreement on January 21, 2004 with the KWB Trust to define the purchase price and establish the conditions for the repurchase of stock owned by the Kenneth W. Brill estate. The agreement outlines the repurchase of 49,110 shares of stock by the Company or through third parties, at an anticipated value of approximately $3.7 million over the next five years, and provides for payments in twenty quarterly installments on the majority of the shares to be repurchased. The repurchase of shares is subject to certain restrictions in the Company's credit agreements. On March 31, 2005, the Company's remaining repurchase obligation under the Agreement is approximately $2.5 million of which $1.3 million was classified as a liability and the remaining $1.2 million is included in stockholders' equity as third parties have agreed to purchase such amount.

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

8.   Income Taxes

     The Company is currently under examination by the U.S. Internal Revenue Service of its federal income tax returns for the tax years ending June 30, 2002 and 2003. At December 31, 2004, the Company recorded a $2.3 million current income taxes payable and corresponding reduction to deferred tax liability resulting from a deferral in the timing of certain deductions arising from abandoned properties. In addition, in March 2005, the State of West Virginia Department of Revenue notified the Company that its tax returns for the open tax years had been selected for audit. Management of the Company continues to believe that it has adequately provided for any potential tax liability that may be ultimately assessed by the IRS or West Virginia DOR.

9.   Debt

     The Company has an unsecured revolving line of credit totaling $3.0 million with a financial institution with an interest rate of prime plus 0.25%. Based upon the original terms of the agreement, the line was to reduce by $1.0 million in November 2004 and was to expire on June 30, 2005. The unsecured revolving line of credit was renegotiated during the quarter ended December 31, 2004 to extend the terms of the agreement. Under the new agreement the Company has an unsecured line of credit totaling $3.0 million, which reduces by $1.0 million in June 2005 and expires on April 1, 2007.

10.  Employee  Benefit  Plans

     Effective January 1, 2005, the Company amended its 401(k) plan to provide for matching based on each participant's length of service with the Company. The matching percentages are as follows:

                                                   Matching
     LENGTH OF SERVICE                            Percentage
     -----------------                            -----------

     0 - 10 years     ___________________________        35%
     10 - 15 years    ___________________________        45%
     15 - 20 years    ___________________________        55%
     20 or more years ___________________________        65%

     The amended matching percentages are in effect until further amended by the ECA Board of Directors.

11.  Anticipated Transaction

     On April 4, 2005 the Company filed registration statement with the Securities and Exchange Commission ("SEC") relating to an initial public offering of Trust units proposed to be issued by a new royalty trust which will be known as the Appalachian Gas Royalty Trust ("Trust"). The Trust units of the Trust will be listed on the New York Stock Exchange under the symbol "ANG". The royalty interest created by the Company will entitle the Trust to receive 90% of the net proceeds from the sale of future production of natural gas attributable to the Company's interest in 312 existing producing wells and 50% of the net proceeds from the sale of future production of natural gas attributable to the Company's interest in 180 additional wells that the Company is obligated to drill by March 31, 2009. The term of the Trust will extend for a period of 20 years commencing as of January 1, 2005. Upon termination of the Trust, the royalty interest held by the Trust will revert to the Company.

     The Company will receive the net proceeds from the sale of the Trust units, currently estimated to be approximately $142 million (after deduction of underwriting commissions and expenses of the offering), in exchange for the contributions of the royalty interest to the Trust. The completion of the offering is subject to a number of conditions, including clearance of the registration statement by the SEC, and will depend upon market conditions at the time of the offering of the units as well as sufficient investor demand for the Trust units. As a result, there can be no assurance that this transaction will be completed or, if completed, that the Company will realize the full amount of the net proceeds currently estimated.

     A registration statement relating to the Trust units has been filed with the SEC but has not yet become effective. The Trust units may not be sold nor may offers to buy be accepted prior to the time the registration statement become effective.

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

     The following should be read in conjunction with the Company's Financial Statements and Notes (including the segment information) at Part I, Item 1.


COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------
AND  2004
---------

     The Company recorded net income of $3.0 million for the quarter ended March 31, 2005 compared to $4.6 million for the quarter ended March 31, 2004. The decrease in net income of $1.6 million is primarily attributable to the net of a $7.4 million increase in revenues, a $4.5 million increase in costs and expenses, a $0.5 million decrease in interest expense, a $0.2 million decrease in interest income and other, and a $4.9 million increase in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the quarters ended March 31 and their related variances are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31            VARIANCE
                                                      ---------------------  -----------------
                                                        2005        2004     AMOUNT   PERCENT
                                                      ---------  ----------  -------  --------
Natural Gas
   Production (Mmcf)                                      2,620      2,689      (69)    (2.6%)
   Average sales price received ($/Mcf)                    6.48       6.02     0.46       7.6%
                                                      ---------  ----------  -------  --------
   Sales ($ in thousands)                                16,972     16,193      779       4.8%
Oil
   Production (Mbbl)                                         28         23        5      21.7%
   Average sales price received ($/Bbl)                   45.21      31.22    14.00      44.8%
                                                      ---------  ----------  -------  --------
   Sales ($ in thousands)                                 1,266        718      548      76.3%
Hedging gain (loss)                                         192     (2,252)   2,444   (108.5%)
Other                                                        75         76       (1)    (1.3%)
                                                      ---------  ----------  -------  --------
Total oil and gas sales ($ in thousands)                 18,505     14,735    3,770      25.6%
                                                      =========  ==========  =======  ========
Aggregation Revenue
   Volume (Million Mmbtu)                                 2,214      2,228      (14)    (0.6%)
   Average sales price received ($/Mmbtu)                  6.69       5.35     1.35      25.2%
                                                      ---------  ----------  -------  --------
   Sales ($ in thousands)                                14,819     11,909    2,910      24.4%
Pipeline Revenue
   Volume (Million Mmbtu)                                 2,177      1,362      815      59.8%
   Average sales price received ($/Mmbtu)                  2.33       3.10    (0.77)   (24.8%)
                                                      ---------  ----------  -------  --------
   Sales ($ in thousands)                                 5,067      4,217      850      20.2%
Total aggregation and pipeline sales ($ in thousands)    19,886     16,126    3,760      23.3%
                                                      =========  ==========  =======  ========
Aggregation Gas Cost
   Volume (Million Mmbtu)                                 2,214      2,228      (14)    (0.6%)
   Average price paid ($/Mmbtu)                            6.45       5.02     1.43      28.5%
                                                      ---------  ----------  -------  --------
   Cost ($ in thousands)                                 14,271     11,179    3,092      27.7%
Pipeline Gas Cost
   Volume (Million Mmbtu)                                 1,049      1,088      (39)    (3.6%)
   Average price paid ($/Mmbtu)                            3.93       3.19     0.74      23.4%
                                                      ---------  ----------  -------  --------
   Cost ($ in thousands)                                  4,123      3,466      657      19.0%
Total aggregation and pipeline cost ($ in thousands)     18,394     14,645    3,749      25.6%
                                                      =========  ==========  =======  ========

     REVENUES.  Total revenues increased $7.4 million between the periods.  The
     --------
increase was due to a $3.8 million increase in oil and gas sales and a $3.8 million increase in gas aggregation and pipeline sales. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $3.8 million from $14.7 million for the quarter ended March 31, 2004 to $18.5 million for the quarter ended March 31, 2005. Natural gas sales increased $0.8 million. The net increase in natural gas sales is attributable to an increase in gas prices, offset by a slight decrease in gas production. Oil sales increased by $0.5 million due an increase in oil prices and production. The price increases correspond with the rise in the related natural gas and oil indexes. The decrease in natural gas production is primarily due to wells sold in California. Gas sales were increased by recognized gains on related hedging transactions and other revenue, which totaled $0.3 million for the quarter ended March 31, 2005 compared to a loss of $2.2 million for the quarter ended March 31, 2004.

     Revenues from gas aggregation and pipeline sales increased $3.8 million from $16.1 million during the period ended March 31, 2004 to $19.9 million in the period ended March 31, 2005. Gas aggregation revenue increased $2.9 million primarily because of an increase in average sales prices and corresponds to the rise in related gas indexes for this period compared to the prior period. Offsetting this increase in sales prices was a slight decrease in gas volumes due to curtailments and natural production declines. Pipeline revenue, which has a sales and gathering component, increased $0.9 million primarily because of an increase in the average sales price related to the non-gathering volumes and an increase in revenue related to the gathering component for this period compared to the prior period. The increase in revenues and volumes related to the gathering component is primarily the result of the acquisition of a 100-mile long natural gas gathering system located in northeastern West Virginia finalized during the first quarter of the current fiscal year. The increase in the average sales price related to the non-gathering volumes corresponds to the increase in related gas indexes for the period as compared to the prior period.

     COSTS AND EXPENSES. The Company's costs and expenses increased $4.5 million
     ------------------
between the periods primarily as a net result of a $0.3 million increase in field and lease operating expense, a $3.7 million increase in gas aggregation and pipeline costs, a $0.2 million increase in taxes other than income, a $0.1 million increase in depreciation, depletion, and amortization cost, a $0.3 million increase in exploration and impairment costs, and a $0.1 million decrease in gain on sale of property as further described below.

     Field and lease operating expense increased $0.3 million from $2.8 million during the period ended March 31, 2004 to $3.1 million in the period ended March 31, 2005. This increase is primarily the result of additional wells in the Gulf Coast region and road repair and maintenance in the Appalachian Basin.

     Gas aggregation and pipeline costs increased $3.7 million from $14.6 million during the period ended March 31, 2004 to $18.4 million in the period ended March 31, 2005. Gas aggregation costs increased $3.1 million for the period. The increase in costs is primarily attributable to the increase in the average purchase price that corresponds to the rise in the related natural gas indexes and was partially offset by a slight decrease in volume for this period compared to the prior period. Pipeline costs, which has a gathering and transportation component, increased $0.7 million. The increase in costs is primarily attributable to an increase in the average purchase price, which corresponds to the rise in the related natural gas indexes and by a slight increase in gas volumes purchased.

     Taxes other than income increased $0.2 million during the period to $1.3 million. This increase is primarily the result of an increase in wellhead oil and gas sales during the period compared to the prior period. Production taxes are based on wellhead oil and gas sales, which were higher this period compared to the prior period.

     Exploration and impairment costs increased $0.3 million and is primarily the result of an increase in cost associated with unsuccessful exploratory wells during the period compared to the prior period.

     Gain on sale of assets decreased $0.1 million primarily due to the recognition of a $0.2 million gain during the period ended March 31, 2004 for the sale of Wyoming properties as compared to a $0.1 million gain recorded for the period ended March 31, 2005 from the sale of land and used vehicles.

     INTEREST  EXPENSE.  Interest  expense decreased $0.5 million when comparing
     ------------------
the periods primarily due to the purchase of a portion of the Company's senior notes resulting in a decrease in the average interest rate paid on outstanding debt.

     INCOME  TAX.  Income  tax  expense  increased $4.9 million to an income tax
     -----------
expense of $1.0 million as compared to an income tax benefit for the prior period of $3.9 million. The increase is primarily due to the increase in income before income taxes of $3.2 million and the decrease in income tax benefit from the adjustment of the tax contingency balance of $3.6 million for items that are closed or no longer applicable.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND
--------------------------------------------------------------------------------
2004
----

     The Company recorded net income of $7.4 million for the nine months ended March 31, 2005 compared to net income of $4.9 million for the nine months ended March 31, 2004. The increase in net income of $2.5 million is primarily attributable to the net of a $14.0 million increase in revenues, $4.9 million increase in costs and expenses, $1.7 million decrease in interest expense, $2.6 million decrease in interest income and other, and a $5.7 million increase in income tax expense.

     Production, gas aggregation and pipeline volumes, revenue and average sales prices for the nine months ended March 31 and their related variances are as follows:

                                                        NINE MONTHS ENDED
                                                             MARCH 31            VARIANCE
                                                      ---------------------  -----------------
                                                         2005       2004     AMOUNT   PERCENT
                                                      ----------  ---------  -------  --------
Natural Gas
   Production (Mmcf)                                      7,600      8,239     (639)    (7.8%)
   Average sales price received ($/Mcf)                    6.62       5.26     1.36      26.0%
                                                      ----------  ---------  -------  --------
   Sales ($ in thousands)                                50,344     43,332    7,012      16.2%
Oil
   Production (Mbbl)                                         61         86      (25)   (29.1%)
   Average sales price received ($/Bbl)                   43.93      28.71    15.23      53.0%
                                                      ----------  ---------  -------  --------
   Sales ($ in thousands)                                 2,680      2,469      211       8.5%
Hedging (loss)                                           (4,861)    (2,807)  (2,054)     73.2%
Other                                                       245        261      (16)    (6.1%)
                                                      ----------  ---------  -------  --------
Total oil and gas sales ($ in thousands)                 48,408     43,255    5,153      11.9%
                                                      ==========  =========  =======  ========
Aggregation Revenue
   Volume (Million Mmbtu)                                 6,035      6,721     (686)   (10.2%)
   Average sales price received ($/Mmbtu)                  6.56       5.16     1.40      27.1%
                                                      ----------  ---------  -------  --------
   Sales ($ in thousands)                                39,565     34,679    4,886      14.1%
Pipeline Revenue
   Volume (Million Mmbtu)                                 6,320      4,179    2,141      51.2%
   Average sales price received ($/Mmbtu)                  2.41       2.76    (0.34)   (12.4%)
                                                      ----------  ---------  -------  --------
   Sales ($ in thousands)                                15,261     11,523    3,738      32.4%
Total aggregation and pipeline sales ($ in thousands)    54,826     46,202    8,624      18.7%
                                                      ==========  =========  =======  ========
Aggregation Gas Cost
   Volume (Million Mmbtu)                                 6,035      6,722     (687)   (10.2%)
   Average price paid ($/Mmbtu)                            6.30       4.96     1.33      26.9%
                                                      ----------  ---------  -------  --------
   Cost ($ in thousands)                                 37,993     33,353    4,640      13.9%
Pipeline Gas Cost
   Volume (Million Mmbtu)                                 3,170      3,369     (199)    (5.9%)
   Average price paid ($/Mmbtu)                            3.95       2.76     1.20      43.4%
                                                      ----------  ---------  -------  --------
   Cost ($ in thousands)                                 12,532      9,288    3,244      34.9%
Total aggregation and pipeline cost ($ in thousands)     50,525     42,641    7,884      18.5%
                                                      ==========  =========  =======  ========


     REVENUES.  Total  revenues increased $14.0 million between the periods. The
     --------
increase was due to a $5.2 million increase in oil and gas sales, $8.6 million increase in gas aggregation and pipeline sales and a $0.3 million increase in other revenues. Well operations and service revenues remained relatively constant.

     Revenues from oil and gas sales increased a net of $5.2 million from $43.3 million for nine months ended March 31, 2004 to $48.4 million for the nine months ended March 31, 2005. Natural gas sales increased $7.0 million and oil sales increased $0.2 million. The net increase in natural gas sales is the result of an increase in average gas prices and was partially offset by a decline in production. The price increase corresponds with the rise in related natural gas indexes. The production decline is primarily due to the sale of several California properties and certain pipeline curtailments in the Appalachian Basin. Gas sales were reduced by recognized losses on related hedging transactions, which totaled a loss of $4.8 million for the nine months ended March 31, 2005 compared to a loss of $2.8 million for the nine months ended March 31, 2004.

     Revenues from gas aggregation and pipeline sales increased $8.6 million from $46.2 million for the nine months ended March 31, 2004 to $54.8 million for the nine months ended March 31, 2005. Gas aggregation revenue increased $4.9 million because of an increase in average sales prices, offset by a decrease in gas volumes due to curtailments and natural production declines. The increase in average sales price corresponds to the rise in related natural gas price indexes for this period compared to the prior period. Pipeline revenue, which has a sales and gathering component, increased $3.7 million from $11.5 million to $15.2 million primarily because of an increase in the average sales price related to the non-gathering volumes and an increase in revenue related to the gathering component for this period compared to the prior period. The increase in revenues and volumes related to the gathering component primarily is the result of the acquisition of a 100-mile long natural gas gathering system located in northeastern West Virginia finalized during the first quarter of the current fiscal year. The increase in the average sales price related to non-gathering volumes corresponds to the increase in related natural gas indexes for the period as compared to the prior period.

     Other revenues increased $0.3 million between periods. This increase is primarily the result of the Company receiving a partnership distribution from a limited partnership in which the Company owns an interest.

     COSTS AND EXPENSES. The Company's costs and expenses increased $4.9 million
     ------------------
between the periods primarily as a net result of a $0.2 million increase in field and lease operating expenses, a $7.9 million increase in gas aggregation and pipeline costs, $0.2 million decrease in general and administrative costs, $0.6 million increase in taxes other than income, a $0.9 million decrease in depreciation, depletion, and amortization cost, a $0.1 million increase in exploration and impairment costs, and a $2.7 million increase in gain on sale of assets.

     Gas aggregation and pipeline costs increased $7.9 million. Gas aggregation costs increased $4.6 million and is primarily the result of an increase in the average price of gas that corresponds to the rise in the related natural gas indexes, offset by a decline in gas volumes for this period compared to the prior period. Pipeline costs increased $3.2 million and is primarily the result of an increase in the average purchase price that corresponds to the rise in the related natural gas indexes, with no significant changes in volumes.

     Taxes other than income increased $0.6 million primarily due to an increase in wellhead sales in the period compared to the prior period. Production taxes are based on wellhead oil and gas sales, which where higher during the period compared to the prior period.

     Depletion and depreciation of oil and gas properties decreased $0.9 million due primarily to a decrease in production.

     Gain on sale of assets increased $2.7 million primarily due to the recognition of an $1.8 million gain in the current period, related to the reversal of a reserve established at June 30, 2004, against items for which the Company was required to indemnify the buyer of the Company's membership interest in Breitburn Energy Company, LLC ("BEC") for a period of 180 days after closing of the agreement. The Company also realized a gain on the sale of undeveloped acreage and certain field equipment in the Appalachian Basin during the current period.

     INTEREST  EXPENSE.  Interest  expense decreased $1.7 million when comparing
     -----------------
the periods primarily due to the purchase of a portion of the Company's senior notes resulting in a decrease in the average interest rate paid on outstanding debt.

     INTEREST  INCOME  AND  OTHER.  Other  income  decreased  $2.6  million when
     ----------------------------
comparing the periods and is primarily attributable to a decrease in recognized gains on the purchase of senior bonds, recording a settlement of a contingent liability and additional profit sharing costs recorded in the current period.

     INCOME  TAX.   Income  tax  expense increased $5.7 million to an income tax
     -----------
expense of $2.0 million as compared to an income tax benefit for the prior period of $3.7 million. The increase is primarily due to the increase in income before income taxes of $8.3 million and the decrease in income tax benefit from the adjustment of the tax contingency balance of $2.4 million for items that are closed or no longer applicable.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's financial condition and liquidity have improved since June 30, 2004. Stockholders' equity has increased from $42.4 million at June 30, 2004 to $46.6 million at March 31, 2005. The Company's cash decreased from $5.8 million at June 30, 2004 to $3.7 million at March 31, 2005. The decrease in cash during the nine months of approximately $2.1 million resulted from various operating, investing and financing activities of the Company. The activities were primarily comprised of: the borrowing of $50 million under the Company's $50 million term loan of the Amended and Restated Credit Agreement (the "Restated Credit Agreement"); the reduction of $3.4 million under the Company's $50 million revolving credit facility of the Restated Credit Agreement; payments of $34 million for the purchase of a portion of the Company's outstanding Notes; the issuance of notes of $0.3 million; the investment of approximately $25.8 million; proceeds from the sale of assets of approximately $4.0 million; payments of approximately $1.7 million for the acquisition of treasury stock and dividends; and approximately $9.2 million of cash provided by operations during the quarter.

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

     The Company has an unsecured revolving line of credit totaling $3.0 million with a financial institution with an interest rate of prime plus 0.25%. Based upon the original terms of the agreement, the line was to reduce by $1.0 million in November 2004 and was to expire on June 30, 2005. The unsecured revolving line of credit was renegotiated during the quarter ended March 31, 2005 to extend the terms of the agreement. Under the new agreement the Company has an unsecured line of credit totaling $3.0 million, which reduces by $1.0 million in June 2005 and expires on April 1, 2007.

     At March 31, 2005, the Company's principal source of liquidity consisted of $3.7 million of cash, $1.8 million available under an unsecured credit facility currently in place, plus amounts available under the revolving loan of the Restated Credit Agreement. At March 31, 2005, $1.0 million was outstanding and $0.2 million was committed through letters of credit under the credit facility, $32.8 million was outstanding on the revolving loan and $50 million was outstanding on the term loan under the Restated Credit Agreement.

     As of May 10, 2005, there is $50 million in outstanding borrowings under the term loan and $26.6 million in outstanding borrowings under the revolving loan. Additional borrowings must comply with the terms of the Indenture and the Restated Credit Agreement.

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

     Management utilizes earnings before interest, taxes, depreciation, depletion, amortization and exploration and impairment cost ("EBITDAX") to evaluate the operation of each business segment. Reconciliation of the non-GAAP financial measure is as follows (in thousands):

                                                                      Twelve Months Ended
                                                                June 30,    June 30,    June 30,
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
 Net income (loss)                                             $   4,295   $   9,844   $ (26,180)

Add:
     Interest expense                                             15,069      16,383      19,671
     Depletion and depreciation of oil and gas properties         13,300      12,140      12,362
     Depreciation of pipelines, other property and equipment       4,190       4,294       2,933
     Exploration and impairment                                   10,796      11,729      27,694
     Income tax expense                                           (4,722)      6,073     (16,822)
Less:
     Change in accounting principle, net of tax                        -         (73)          -
     Gain on redemption of senior bonds                              513      23,672           -

                                                               ----------  ----------  ----------
EBITDAX                                                        $  42,415   $  36,864   $  19,658
                                                               ==========  ==========  ==========


     The Company's net cash requirements will fluctuate based on timing and the extent of the interplay of capital expenditures, cash generated by operations, cash generated by the sale of assets and interest expense. Management anticipates that EBITDAX from oil and gas operations for fiscal year 2005 will approximate $48 million. The Company's ability to achieve EBITDAX of $48 million from oil and gas operations for fiscal year 2005 is highly dependant on product price and continued drilling success. There can be no assurance given that the Company will be able to achieve these goals. Management believes that cash generated from oil and gas operations, together with the liquidity provided by existing cash balances and permitted borrowings, will be sufficient to satisfy commitments for capital expenditures of $40.7 million, debt service obligations, working capital needs and other cash requirements for the current fiscal year.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY  RISK
---------------

     The Company's operations consist primarily of exploring for, producing, aggregating and selling natural gas and oil. Contracts to deliver gas at pre-established prices mitigate the risk to the Company of falling prices but at the same time limit the Company's ability to benefit from the effects of rising prices. The Company occasionally uses derivative instruments to hedge commodity price risk. The Company hedges a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to price fluctuations. The Company may use futures contracts, swaps, options and fixed price physical contracts to hedge commodity prices. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas sales when the associated production occurs. Unrecognized gains and losses are included as a component of other comprehensive income. Ineffectiveness is recorded in current earnings. The Company does not hold or issue derivative instruments for trading purposes. The Company currently has elected to enter into derivative hedge transactions on its estimated production covering approximately 65% to 75% for the fiscal year ending June 30, 2005, 75% to 90% for the fiscal year ending June 30, 2006, 35% to 40% for the fiscal year ending June 30, 2007 and 10% to 20% for the fiscal year ending June 30, 2008. As of March 31, 2005, the Company's open gas derivative instruments are as follows:

                                                Total          Average
                                     Market    Volumes    Contract / Strike   Unrealized
Time period                          Index     (MMBtu)          Price           Losses
-----------------------------------------------------------------------------------------

Derivatives

   Natural Gas Swaps

       April 2005 - June 2005        NYMEX       810,000  $             4.11  $ 2,783,027
       April 2005 - June 2005        NYMEX       600,000                7.25      193,446
       June 2005 - June 2005         NYMEX       300,000                7.55       61,114
       July 2005 - December 2005     NYMEX     1,324,800                7.55      652,595
       July 2005 - March 2006        NYMEX       900,000                6.25    1,742,124
       January 2006 - December 2006  NYMEX     2,620,000                7.16    1,263,897
       January 2007 - December 2007  NYMEX     2,628,000                6.60    1,123,221
                                             -----------                      -----------
                                               9,182,800                      $ 7,819,424
                                             ===========                      ===========

   Floors
       April 2005 - June 2005        NYMEX     1,200,000  $             6.00  $   382,176
       July 2005 - March 2006        NYMEX     2,160,000                6.00      962,313
                                             -----------                      -----------
                                               3,360,000                      $ 1,344,489
                                             ===========                      ===========

   Collars
       July 2005 - March 2006        NYMEX     3,420,000  $      5.50 - 8.70  $ 2,045,297
       January 2006 - December 2006  NYMEX     1,825,000         5.75 - 9.92      256,298
       January 2007 - December 2007  NYMEX     1,825,000         5.75 - 8.65      321,528
                                             -----------                      -----------
                                               7,070,000                      $ 2,623,123
                                             ===========                      ===========

Total Hedged Production                       19,612,800                      $11,787,036
                                             ===========                      ===========


     Notwithstanding the above, the Company's future cash flows from gas and oil production are exposed to significant volatility as commodity prices change. Assuming total oil and gas production, pricing, and the percentage of gas production hedged under physical delivery contracts and derivative instruments remain at March 2005 levels, a 10% change in the average unhedged prices realized would change the Company's gas and oil revenues by approximately $0.1 million on a quarterly basis.

INTEREST  RATE  RISK
--------------------

     Interest rate risk is attributable to the Company's debt. The Company utilizes United States dollar denominated borrowings to fund working capital and investment needs. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and the Company's future financing needs. In August 2004, the Company entered into four interest rate cap agreements with Foothill, in an effort to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The agreements range from two to three years covering $40,000,000 in long-term debt and cap the one month London Interbank Offered Rate ("LIBOR") at 3.5%. Assuming the variable interest debt remained at the March

31, 2005 level, a 10% change in rates would have a $0.3 million impact on interest expense on an annual basis.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     On April 4, 2005 the Company filed registration statement with the Securities and Exchange Commission ("SEC") relating to an initial public offering of Trust units proposed to be issued by a new royalty trust which will be known as the Appalachian Gas Royalty Trust ("Trust"). The Trust units of the Trust will be listed on the New York Stock Exchange under the symbol "ANG". The royalty interest created by the Company will entitle the Trust to receive 90% of the net proceeds from the sale of future production of natural gas attributable to the Company's interest in 312 existing producing wells and 50% of the net proceeds from the sale of future production of natural gas attributable to the Company's interest in 180 additional wells that the Company is obligated to drill by March 31, 2009. The term of the Trust will extend for a period of 20 years commencing as of January 1, 2005. Upon termination of the Trust, the royalty interest held by the Trust will revert to the Company.

     The Company will receive the net proceeds from the sale of the Trust units, currently estimated to be approximately $142 million (after deduction of underwriting commissions and expenses of the offering), in exchange for the contributions of the royalty interest to the Trust. The completion of the offering is subject to a number of conditions, including clearance of the registration statement by the SEC, and will depend upon market conditions at the time of the offering of the units as well as sufficient investor demand for the Trust units. As a result, there can be no assurance that this transaction will be completed or, if completed, that the Company will realize the full amount of the net proceeds currently estimated.

     A registration statement relating to the Trust units has been filed with the SEC but has not yet become effective. The Trust units may not be sold nor may offers to buy be accepted prior to the time the registration statement become effective. This Report on Form 10-Q shall not constitute an offer to sell the Trust units or the solicitation of an offer to buy the Trust units nor shall there be any sale of the Trust units in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification of the Trust units under the securities laws of any such state.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     b)  Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto, duly authorized, in the City of Denver, State of Colorado, on the 11th day of May 2005.



                                       ENERGY CORPORATION OF AMERICA




                                       By:     /s/John Mork
                                          ----------------------------------
                                       John Mork
                                       Chief Executive Officer and Director




                                       By:     /s/Michael S. Fletcher
                                          ----------------------------------
                                       Michael S. Fletcher
                                       Chief Financial Officer